Form 10-K
period 2025-12-31
CSLM Digital Asset Acquisition Corp III, Ltd
filed 2026-03-19
CIK 2068454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-42818

CSLM Digital Asset Acquisition Corp III, Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Commercial Boulevard, Suite 900 Ft. Lauderdale, FL	33308
(Address of principal executive offices)	(Zip Code)

(954) 315-9381

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	KOYNU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KOYN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KOYNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not started trading on Nasdaq.

As of March 16, 2026, there were 23,891,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CSLM Digital Asset Acquisition Corp III, Ltd

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

CSLM Digital Asset Acquisition Corp III, Ltd (“we”, “us”, “our” and the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on July 26, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an initial business combination in any business or industry, we expect to focus on sectors aligned with the ongoing digitization of financial infrastructure. These include digital assets, Web3 technologies, financial services infrastructure, and other blockchain-driven business models. Additionally, we will maintain a strong emphasis on companies based in or focused on emerging and frontier markets.

Initial Public Offering and Private Placement

On August 28, 2025, the Company consummated the initial public offering (“IPO”) of 23,000,000 units (the “Units”), including 3,000,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 891,250 units (the “Private Units”) to our sponsor, CSLM Acquisition Sponsor II, Ltd (the “Sponsor”) and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, the representative of the underwriters of the IPO (“CCM”), at a price of $10.00 per Private Unit, generating total proceeds of $8,912,500. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). Of those 891,250 Private Units, the Sponsor purchased 575,000 Private Units and CCM purchased 316,250 Private Units. The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, such holders agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities.

On August 28, 2025, a total of $230,000,000 of the net proceeds from the IPO and the Private Placement, which amount included $9,200,000 in deferred underwriting commissions, were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from July 26, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, and, following our IPO, searching for a business combination target and the negotiation with potential targets for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On September 16, 2025, the Company announced that the holders of the Units may elect to trade Class A Ordinary Shares and the Warrants comprising the Units separately commencing on September 19, 2025. The Class A Ordinary Shares and Warrants are currently trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “KOYN” and “KOYNW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “KOYNU”.

Business Agreements Subject to Definitive Agreements

On December 2, 2025, Company and First Digital Group Ltd., a leading stablecoin and digital asset infrastructure provider (“First Digital”), issued a joint press release announcing that they have entered into a non-binding letter of intent for a potential business combination.

No assurances can be made that the Company and First Digital will successfully negotiate and enter into a definitive agreement, or that the proposed business combination will be consummated on the terms or timeframe currently contemplated, or at all. No assurances can be provided as to the entry into or timing of any definitive agreement or the consummation of any transaction. Any transaction would be subject to the completion of due diligence, the negotiation of a definitive agreement providing for the proposed business combination, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals, and other customary conditions.

Our Sponsor

Our Sponsor is CSLM Acquisition Sponsor II, Ltd, a Cayman Islands exempted company, which was incorporated on July 26, 2024 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Companies Act (As Revised) of the Cayman Islands and other applicable law, our Sponsor’s business is focused on investing in our Company. Our Sponsor is managed by its two directors, Charles T. Cassel III and Vikas Mittal and is beneficially owned (i) 51% by Samara CSLM LLC and (ii) 49% by Consilium Investment Capital Inc. Consilium Investment Capital Inc., a Florida corporation, is legally and beneficially owned 50% by Charles T. Cassel III and 50% by Jonathan Binder. Samara CSLM LLC, a Delaware limited liability company, is legally and beneficially owned solely by Vikas Mittal and his immediate family. The economic interests of our Sponsor are currently 100% owned by Samara CSLM LLC, Consilium Investment Capital Inc., and certain non-managing Sponsor investors.

Our Sponsor is an affiliate of Consilium Investment Management LLC (“CIM”), an SEC-registered investment management firm headquartered in Fort Lauderdale, Florida. Charles T. Cassel III, our director, and Jonathan Binder, who served as our director from March 2025 to November 2025, are principals of CIM. Given our affiliation with CIM, we intend to capitalize on its global platform and investment expertise which we believe, together with the extensive experience of our management team, well positions our Company to be the partner of choice for quality Frontier Growth companies seeking public sponsorship. CIM will assist with general diligence, administrative, and advisory support we require in the sourcing of potential targets for our initial business combination or in its general role as advisor. However, we have not entered into a formal agreement with CIM and we will not compensate CIM for such services. The founders of CIM have over six decades of experience in Emerging Markets and Frontier Growth Markets. They have deep relationships with companies, management teams, policy makers, and advisors in the space. CIM and its founders have participated in private equity and mezzanine financing transactions and will rely on their broad network in Frontier Growth Markets in order to identify target acquisitions that have the desire to list in the United States and have the infrastructure necessary to comply with regulatory requirements.

Our Sponsor is an also affiliate of Meteora, an investment adviser specializing in SPAC-related investments. Vikas Mittal, our Chairman and Chief Financial Officer, is the Managing Member and Chief Investment Officer of Meteora. Meteora had acted as an advisor to the Company in connection with the IPO and, in such capacity, will provide general diligence, administrative, and advisory support, but has not entered into any formal agreement with the Company and we will not compensate Meteora for such services. Meteora’s principals have previous experience across the full lifecycle of SPACs, from the initial public offering to the de-SPAC business combination process. Meteora will provide resources including a network of relationships, extensive SPAC knowledge base and a standardized SPAC operating system to streamline the business combination process. Meteora’s ability to invest across the entire SPAC capital structure (risk capital, primary market, secondary market, PIPEs, convertible notes and other special situations) has created an end-to-end platform and partner to SPAC sponsors. Furthermore, Meteora has diverse sector experience across digital assets, technology, media & telecommunications, fintech, energy, consumer and retail, business and distribution services, healthcare, aerospace and defense. Meteora believes that its access to numerous private equity and venture capital backed private companies provides a robust pipeline for potential acquisition candidates.

Pursuant to an agreement of all members of the Sponsor, the management and control of the Sponsor is vested exclusively with Vikas Mittal and Charles T. Cassel III, the directors of the Sponsor, without any voting, veto, consent or other participation rights by any non-managing shareholders regardless of their unit ownership. All matters submitted to a vote by the directors will require the affirmative vote of the class C ordinary shares of the Sponsor which are held only by Samara CSLM LLC and Consilium Investment Capital Inc., without regard to any ordinary shares held by any non-managing members. As a result, non-managing Sponsor investors will have no right to control the Sponsor, or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise.

Our Business Strategy

Our business strategy consists of identifying and completing a business combination with one or more businesses or entities within Frontier Growth Markets, underpinned by an ESG mandate to create long-term value for our shareholders. We believe our management team and directors’ experience and local contacts are differentiated and will enable us to successfully identify and execute an initial business combination. We plan to leverage CIM and our management team and directors’ extensive network of relationships, ranging from senior management teams at public and private companies and advisors with connections to Frontier Growth Markets, to assist in the sourcing of potential targets for our initial business combination. Neither Meteora nor CIM is being compensated by us for the general diligence, administrative, and advisory support it will provide in the sourcing of potential targets for our initial business combination or in its general role as advisor.

We believe our team’s strong network and differentiated expertise will help us execute on our business strategy:

Local knowledge and connections:

Our management team has more than 80 years of combined experience investing in Frontier Growth Markets.

At various times some members of our management team have lived and worked in certain markets we are targeting, which has enabled them to create professional and social networks. These relationships span the financial, corporate, legal, and political sectors. We believe their relationships and local knowledge will give our company credibility with businesses within Frontier Growth Markets and help aid in thorough company vetting and due diligence processes.

Global platform and resources:

Our management team will leverage CIM’s international investment platform to help identify, evaluate and perform comprehensive due diligence on companies in connection with the business combination. In addition, Consilium’s network of portfolio companies and advisors may be able to help a potential target expand and grow within Frontier Growth Markets.

Experience with complex and unique situations:

Our team has experience executing complex transactions and navigating complicated regulatory environments. We believe this expertise will enable our management team to structure and execute an attractive cross-border transaction. We expect to be a long-term partner to the post-merger entity and to work together with the management team to assist in the transition to a U.S.-listed company and drive long-term growth. We believe our global investment platform, deep local relationships within Frontier Growth Markets, and commitment to ESG initiatives differentiate us as a value-add partner for a leading Frontier Growth Markets company.

Focus on ESG investing:

CIM is a signatory to the UN Principles of Responsible Investing, the Intentional Endowments Network, and a member of the Emerging Market Investors Alliance, an industry group for responsible investing in Emerging Markets. Our management will be guided by ESG principles when evaluating potential targets and will seek to enhance them in the chosen company.

Our Investment Criteria

Consistent with our strategy, we have identified the following characteristics and guidelines that we believe are important in evaluating potential target businesses or entities. We intend to use these criteria and guidelines in assessing acquisition opportunities, but we may decide to enter into our initial business combination with one or more businesses or entities that does not meet these criteria and guidelines. We intend to pursue an initial business combination with companies that have the following attributes:

●	Operations in the new economy sectors across our target markets. We believe that disruptive new economy companies benefit from highly favorable macroeconomic trends in our target markets. These trends are in their infancy, and we believe they have headroom for expansion and growth which makes investing in these sectors attractive.

●	Established business models. Most of our target businesses will have models that we believe are well established in their home and core markets with relevant localization by market and established paths to profitable growth. In addition, we will seek a business that we believe has a sustainable competitive advantage as a result of differentiated de-risked business model, strong technology component, brand recognition and marketing capabilities or any other characteristics that are difficult to replicate.

●	Sector leading KPIs and unit economics. We will seek to merge with a company with critical mass that enjoys sustainable unit economics in its sector. We believe that healthy growth must be supported by strong sector KPIs steering the Company in the right direction to drive profitability and free cash flow generation.

●	Scalability. We seek to invest in a business with a scalable platform and operations to take advantage of growth opportunities, including through geographical expansion and synergistic acquisitions. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

●	Underpenetrated and growing total addressable market. Based on our prior research and personal experience, we believe Frontier Growth Markets present a significant opportunity to invest in companies which serve an underpenetrated total addressable market. These countries hold significant potential due to their geographical size, favorable population trends and the emergence of a middle-class in certain countries.

●	Strong management team and culture. We will look to partner with a passionate, experienced management team that is capable of scaling a business. We will also evaluate ways to support the team in its transition to becoming a U.S.-listed company and beyond.

●	Market leadership. We will seek to combine with a company with a leading position in its geography, market share, volume, technology, product capabilities, or other attributes across an industry or segment, significant barriers to entry and a sustainable competitive advantage.

●	Attractive valuation. We believe that valuations of some companies in Frontier Growth Markets are discounted relative to U.S. peers. We look to seek an acquisition of a company that has potential to grow valuation levels in line with its global peers.

●	Focus on ESG and social empowerment. We will look for companies focused on making a positive impact across a variety of ESG themes within Frontier Growth Markets, as well as on a larger scale.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Units, the proceeds of the sale of our securities in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable, if any), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only, if we seek shareholder approval, the affirmative vote of the holders of a majority of Class A ordinary shares that are voted at a shareholder meeting held to consider the initial business combination.

We will have until 24 months from the closing of the IPO or until such earlier liquidation date as our board of directors may approve to consummate an initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. Subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

If we are unable to consummate an initial business combination within such time period, and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of the IPO, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per Class A ordinary share (regardless of whether or not the underwriter exercises its over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect that it will be necessary to extend the time period to consummate our initial business combination beyond 36 months from the closing of the IPO. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our Sponsor’s investment in our founder shares and our private units will be worthless.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our Board of Directors will rely on generally accepted standards, our Board of Directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board of Directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board of Directors is not able independently to determine the fair market value of the target business or businesses, we may, in our sole discretion, obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. However, unless we consummate our initial business combination with an affiliated entity, our Board of Directors is not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test, as described above.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or non-managing Sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing Sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination), or by such earlier liquidation date as our board of directors may approve, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provided that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Enforceability of Civil Liability

We are an exempted company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets will be located within the United States. Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the U.S. or any state in the U.S.

There is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands may not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

(a)	is given by a foreign court of competent jurisdiction;

(b)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(c)	is final;

(d)	is not in respect of taxes, a fine or a penalty;

(e)	was not obtained by fraud; and

(f)	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy).

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for each fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of the previous year’s second fiscal quarter, or (2) our annual revenues are less than $100 million during the previous completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of the previous year’s second fiscal quarter.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter significant competition from other entities having a business objective similar to ours (including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308. The cost for this space is included in the $30,000 per month fee that we will pay our Sponsor for company administration, office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on August 27, 2025 (File No. 333-288156) (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308. The cost for this space is included in the $30,000 per month fee that we will pay our Sponsor for company administration, office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “KOYNU” on August 27, 2025. The Ordinary Shares and Warrants comprising the Units began separate trading on Nasdaq on September 19, 2025, under the symbols “KOYN” and “KOYNW,” respectively.

Holders of Record

At December 31, 2025, there were 20,077,710 of our Class A Ordinary Shares held by 1 shareholder of record, 7,666,667 Class B Ordinary Shares held by 6 shareholders of record, and 4,931,035 of Units held by 3 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 23, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs of the IPO in exchange for 5,750,000 Class B ordinary shares. On March 28, 2025, through a share capitalization, the Company issued an additional 1,916,667 Class B ordinary shares to the Sponsor, resulting in the Sponsor holding an aggregate of 7,666,667 Class B ordinary shares in a price per share of approximately $0.003 per share. Pursuant to a Securities Transfer Agreement, our Sponsor has transferred 20,000 founder shares (or 100,000 in the aggregate), to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share, following which transfer our Sponsor holds an aggregate of 7,566,667 founder shares.

On August 28, 2025, the Company consummated IPO of 23,000,000 Units, including 3,000,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO, the Company the Private Placement of an aggregate of 891,250 Private Units to the Sponsor and CCM, at a price of $10.00 per Private Unit, generating total proceeds of $8,912,500. Each Private Unit consists of one Class A Ordinary Share and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment). Of those 891,250 Private Units, the Sponsor purchased 575,000 Private Units and CCM purchased 316,250 Private Units. The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, such holders agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering.

On August 28, 2025, a total of $230,000,000 of the net proceeds from the IPO and the Private Placement, which amount included $9,200,000 in deferred underwriting commissions, were deposited into the Trust Account.

At December 31, 2025, the Company had $233,253,391 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, U.S. treasury securities, cash, or a combination thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company, incorporated on July 26, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private units, our shares, debt or a combination of cash, shares and debt. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private units, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

The issuance of additional ordinary shares or the creation of one or more classes of preference shares during our initial business combination:

●	may significantly dilute the equity interest of investors in the IPO who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preference shares are senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our public shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements as of December 31, 2025, we had $3,108,288 in cash and cash equivalents, $233,253,391 of treasury securities held in the Trust Account, and working capital of $2,973,730. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO that closed on August 28, 2025. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash, cash equivalents, and treasury securities held in the Trust Account and dividend income on marketable securities held in the Trust Account after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $1,847,947. Net income was comprised of $3,253,391 of interest income on Trust Account and $14,607 of interest income on money market mutual fund, offset by $799,744 of formation, general and administrative expenses, $25,890 of insurance expense, $35,417 of listing fees, and $559,000 of share based compensation expense.

For the period from July 26, 2024 (inception) through December 31, 2024, we had net loss of $22,820. Net loss was comprised of $22,820 of formation, general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of IPO through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and $300,000 in loans from our Sponsor.

On August 28, 2025, the Company consummated the IPO of 23,000,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment).

Simultaneously with the closing of the IPO, the Company consummated the sale of 891,250 Private Units at a price of $10.00 per Private Unit, in a private placement to the Sponsor and CCM, the representative of the underwriter in the IPO, generating gross proceeds of $8,912,500. Each Private Unit consists of one Class A ordinary share and one-half of one Private Placement. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $14,245,395, consisting of $4,600,000 of cash underwriting fee, up to $9,200,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of public shares in accordance with the Underwriting Agreement between the Company and CCM), and $445,395 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Following the closing of the IPO, an aggregate of $10.00 per Unit sold in the IPO, or $230,000,000, from the net proceeds of the sale of the Units and the Private Units, was placed in a Trust Account and is initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

We believe that the amount cash not held in the Trust Account raised in connection with the consummation of the IPO and the private placement will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur the following approximate expenses to be paid from the amounts not held in the Trust Account:

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

As of December 31, 2025 and December 31, 2024, we had $3,108,288 and $0 in cash and cash equivalents, respectively, and working capital (deficit) of $2,973,730 and $(58,300), respectively. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors among others raise substantial doubt about our ability to continue as a going concern.

Related Party Transactions

Founder Shares

On January 23, 2025 the Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares (“founder shares”) to the Sponsor. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.003 per share. Our Sponsor transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the IPO, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 100,000 founder shares as compensation costs upon the consummation of the IPO. The fair value of the founder shares at their grant date, July 25, 2025, was $5.59 per founder share, or an aggregate value of $559,000 for the 100,000 transferred founder shares.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the IPO or (ii) the date which the Company determines not to proceed with the IPO. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the IPO and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that is recorded as a related party receivable. As such, as of December 31, 2025 and December 31, 2024, the Company had $0 and $11,394 outstanding under the Promissory Note, respectively. The Promissory note is no longer available for drawdown subsequent to the close of the IPO.

Administrative Services Agreement

Commencing on the effective date of the IPO Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. The Company has recorded $123,871 for the year ended December 31, 2025 and has paid $123,871 under the agreement as of December 31, 2025. No amounts were accrued as of December 31, 2024 as the agreement was not yet in effect.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the year ended December 31, 2025 and for the period from July 26, 2024 (inception) through December 31, 2024, the company incurred $49,950 and $0, respectively, and has paid $49,950 and $0 as of December 31, 2025 and 2024, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited Annual operating data is included in this Annual Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to a lack properly designed, implemented and effectively operating controls.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was not effective, due to a material weakness related to a lack of properly designed, implemented, and effectively operating controls.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of December 31, 2025.

Name	Age	Title
Vikas Mittal	46	Chairman, Co-Chief Executive Officer, and Chief Financial Officer
Ryan Gentry	34	Co-Chief Executive Officer and Chief Investment Officer
Charles T. Cassel III	62	Director
Christopher Bradley	49	Director
Brian Rudick	45	Director
Mathew August	38	Director
Danel Calvillo Armendariz	28	Director
Dr. Jim Kyung-Soo Liew	57	Director

Below is a summary of the business experience of each our executive officers and directors:

Vikas Mittal has been our director since July 2024, our Chief Financial Officer since March 2025, our Chairman since April 2025, and our Co-Chief Executive Officer since November 2025. Mr. Mittal has served as the Managing Member and Chief Investment Officer of Meteora since January 2022. Over Mr. Mittal’s 20 years on the buy-side as a principal investor, he has deployed capital across event-driven investment strategies. Mr. Mittal has also served as Chief Financial Officer of Berto Acquisition Corp. since June 2025. Prior to Meteora, Mr. Mittal was an investment professional and member GCM, having joined GCM in 2005. Before transitioning to the buy-side, Mr. Mittal was part of the founding team that launched Raymond James’ TMT investment banking practice in Palo Alto, California, in 2002 focusing on mid-market mergers and acquisitions and private placements. Mr. Mittal earned a B.S. in Finance from University of Florida in 2002, summa cum laude, and earned an MBA from NYU Stern School of Business in 2012. Mr. Mittal is also a CFA holder.

Ryan Gentry has been our Co-Chief Executive Officer and Chief Investment Officer since November 2025. Mr. Gentry brings over a decade of experience spanning engineering, venture capital, and financial technology, with a focus on innovation at the intersection of finance and the Internet. Ryan Gentry serves as Chief Executive Officer of Bitcoin Infrastructure Acquisition Corp Ltd, a position he has held since its inception in June 2025. From 2020 to 2025, he led Business Development at Lightning Labs, where he helped scale the company’s Bitcoin and stablecoins payments infrastructure to support tens of billions of dollars in annualized volume on the Lightning Network. Prior to that, Mr. Gentry served as Lead Analyst at Multicoin Capital from 2018 to 2020, where he conducted diligence on early-stage investments in decentralized protocols and digital asset infrastructure. He began his career as a controls engineer at Intel Corporation, supporting automation systems in high-volume semiconductor manufacturing. Mr. Gentry holds a B.S. in Aerospace Engineering from The University of Texas at Austin and an M.S. in Electrical and Computer Engineering from the Georgia Institute of Technology.

Charles T. Cassel III has been our director since November 2025. Mr. Cassel served as our Chief Executive Officer from March 2025 to November 2025. Mr. Cassel is the co-Founder and Chief Executive Officer of CIM. Mr. Cassel is responsible for the risk management for CIM’s investment strategies, the day-to-day operations of CIM and all non-equity portfolio management initiatives and also serves as the Chief Compliance Officer of CIM. Before co-founding Consilium in 2004, Mr. Cassel held the position as Head of Emerging Markets Portfolio Management at Standard Asset Management from 1999 to 2004. Prior to that, from 1997 to 1999, Mr. Cassel was at Americas Trust Bank as an Emerging Market debt portfolio manager and was earlier the Chief Financial Officer for the US subsidiary of Banco Cafetero de Colombia from 1992 to 1997, where, among other responsibilities, he ran the bank’s international treasury book. Earlier from 1985 to 1991, he was a Portfolio Manager of mortgage-backed securities at Bank Atlantic, a federally chartered savings bank. From 2014 to 2017, Mr. Cassel served as a director of Panache Beverages, Inc. Since January 2022, Mr. Cassel has served as CEO, CFO and Director of CSLM Acquisition Corp. (Nasdaq: CSLM), a special purpose acquisition company focused on new economy sectors and CEO of Edgewater Spirits LLC since January 2023. Mr. Cassel holds a B.A. in Economics from Washington & Lee University (1985) and a Masters in Accounting from Nova Southeastern University (1996). Additionally, he is a CFA charter holder and a member of the CFA Institute.

Christopher Bradley has been our director since August 2025. Mr. Bradley is a Managing Director at Mistral Equity Partners, which he joined in 2008. Mr. Bradley brings over 20 years of experience in identifying acquisition candidates, board service, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer and Secretary (since 2023) and Chief Executive Officer and Chairman (since 2024) of Haymaker Acquisition Corp. 4 and previously served as the Chief Financial Officer of Haymaker Acquisition Corp. III until it completed its business combination in May 2022 with Biote, Corp., and has since been retained by Biote as an advisor. Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II from 2019 until its merger with ARKO (Nasdaq: ARKO) in December 2020. He served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. I from 2017 until its business combination with OneSpaWorld (Nasdaq: OSW) in 2019. Since 2016, Mr. Bradley has served as Co-Chief Executive Officer and a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020, The Lovesac Company, Inc. (Nasdaq: LOVE) from 2010 to 2019, Roth CH Acquisition Corp. since 2023, and Carnegie Park Capital since 2024. Mr. Bradley also served as Chief Financial Officer of Tastemaker Acquisition Corp. from 2021 to 2023 and AF Acquisition Corp. from 2021 to 2022. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (Nasdaq: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. He is also currently serving on the advisory board of Carnegie Park Capital, a private investment fund. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Mathew August has been our director since August 2025. Mr. August is the Managing Director and Executive Chairman of Atlas Capital Partners, a New York–based single family office investment firm and merchant bank, and its related entity, ACP Animus Capital Partners, positions he has held since 2016. He has over 15 years of experience in long-term investing, advising, and building companies across the venture capital, private equity, and public markets. His investment and advisory focus spans a broad range of industries, including infrastructure, technology, digital assets, defense, consumer products, and strategic critical resources. Prior to founding Atlas, Mr. August was the Founder and Vice Chairman of a Canadian-based merchant bank, where he advised on and led transactions totaling in the billions across multiple sectors. Earlier in his career, he served as an FX desk trader at Olympia Trust Company (TSX: OLY). Mr. August currently incubates, invests in, and advises a number of public and private companies, and serves on both advisory boards and formal boards of directors. His current and past affiliations include Laconic Infrastructure Partners Inc.; GSR III Acquisition Corp. (NASDAQ); Colonial Energy Capital Inc.; Critical Metals Corp. (Nasdaq: CRML); Edge Total IQ (TSX); Volt Lithium Ltd. (TSX); Onefluent Media Inc.; Funny Water Beverages LLC; NexMetals Mining Corp. (TSX); BIOSG; and Streamex Commodities Exchange Corp. (Nasdaq: BSGM), among others.

Brian Rudick has been our director since August 2025. Brian Rudick is a seasoned finance and digital assets executive with a broad track record spanning traditional banking, crypto markets, and strategic advisory roles. He currently serves as Chief Strategy Officer at Upexi Inc. (Nasdaq: UPXI), where he oversees the company’s cryptocurrency strategy, investor relations, marketing, and go-to-market planning. Immediately prior, Mr. Rudick was Head of Research at GSR, the world’s largest digital-asset market-maker, where he generated key thought leadership and guided GSR’s investment into Upexi’s $100 million private placement. Before transitioning to digital assets, he spent over a decade on Wall Street, primarily managing long short portfolios of bank stocks at Citadel, Balyasny, and Millennium. Mr. Rudick began his career at the Federal Reserve, conducting research central to the monetary-policy process. He holds a Bachelor of Science from Duke University, an MBA from The University of Chicago Booth School of Business, and is a CFA Charterholder. Mr. Rudick’s experience spans traditional asset management, digital markets, and macroeconomic research.

Danel Calvillo Armendariz has been our director since August 2025. Danel Calvillo Armendariz is an experienced financial executive with deep expertise in banking, financial regulation, and digital assets. Since January 2022, he has served as Managing Partner of Inertia Advisory LLC, where he advises financial institutions, family offices, and regulated funds on investment structuring, digital asset licensing, and regulatory compliance. He has led engagements with the Roatán Financial Services Authority and secured VASP licenses from the Bank of Spain for institutional clients, including oversight of stablecoin-based remittance operations. Mr. Calvillo Armendariz is also the legal representative of Motus LLC and Motus Wyoming LLC, subsidiaries of Inertia Advisory, where he oversees financial services licenses, digital asset operations, and stablecoin distribution, including direct minting and redemption capabilities with Tether. He serves as Director of Inertia Funds Ltd., where he led the launch of a MiFID II-regulated crypto index fund listed on the Frankfurt Stock Exchange. Previously, Mr. Calvillo Armendariz worked in the Blockchain and Digital Assets division of BBVA, contributing to the bank’s digital asset offerings in Switzerland and global strategy development. He holds board roles at Espresso Americano España and Goldsmith Investments SL. Mr. Calvillo Armendariz earned his Master’s in Banking and Financial Regulation from Universidad de Navarra, where his thesis focused on the role of CBDCs in commercial banking. His experience spans global finance, digital infrastructure, and regulatory innovation.

Dr. Jim Kyung-Soo Liew has been our director since August 2025. Dr. Jim Kyung-Soo Liew is the Founder and President of SoKat Consulting LLC, a premier artificial intelligence solutions firm delivering cutting-edge machine learning and data science applications to U.S. federal agencies and top-tier financial institutions. He also serves as an Associate Professor of Finance at the Johns Hopkins Carey Business School, where he teaches AI Essentials for Business, Cryptos and Blockchain, and Entrepreneurial Finance. A recognized thought leader at the intersection of finance and technology, Dr. Liew has received multiple Dean’s Awards for Faculty Excellence. He currently serves on the editorial boards of the Journal of Portfolio Management, Journal of Alternative Investments, Journal of Financial Data Science, and the Journal of the British Blockchain Association. Before founding SoKat, Dr. Liew was Vice President at Carlyle Asset Management Group, Senior Researcher at Campbell & Company—a multi-billion dollar quantitative hedge fund—and began his career at Morgan Stanley as a Quantitative Strategist, building models for trading and risk management. Dr. Liew earned a Ph.D. in Finance from Columbia University and a B.A. in Mathematics from the University of Chicago. His work bridges academia, FinTech innovation, and real-world impact in the rapidly evolving AI and financial technology landscape.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in person or by proxy in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares). Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Board Committees

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Each committee operates under a charter that has been approved by our Board of Directors and has the composition and responsibilities described below

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal control over financial reporting. The Audit Committee held a formal meeting on November 12, 2025 to discuss the Company’s third quarter financial results and the filing of the Company’s Quarterly Report on Form 10-Q. The Audit Committee did not hold additional formal meetings during 2025, as the Company does not have any underlying business or employees and relied on quarterly reports and written approvals as required.

The members of the Audit Committee are Christopher Bradley, Dr. Jim Liew and Danel Calvillo Armendariz. Christopher Bradley serves as chair of the audit committee. The Board has determined that Christopher Bradley qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Christopher Bradley, Mathew August and Dr. Jim Kyung Soo Liew, each of whom is an independent director under the Nasdaq listing standards. Christopher Bradley serves as chair of the compensation committee.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Christopher Bradley, Dr. Jim Kyung-Soo Liew and Danel Calvillo Armendariz. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code Of Conduct

We have adopted a code of conduct, or our Code of Conduct, applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts Of Interest

Under Cayman Islands law, directors and officers owe fiduciary duties to the Company including the following:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

●	duty to exercise authority for the purpose for which it is conferred;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care and skill, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the Company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Certain members of our team have fiduciary and contractual duties to Consilium and to certain companies in which Consilium has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and members of our team are also not prohibited from Sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination, and certain of them expect to do so in the future. Any such involvement may result in conflicts of interests as described above.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

In addition, our Sponsor, its members, our officers or our directors or their respective affiliates may be investors, or have other direct or indirect interests, in a business with which we may enter into a business combination agreement and/or in certain funds or other persons that may purchase shares in the IPO or that may otherwise purchase our Class A ordinary shares in the public market.

We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Investors should be aware of the following potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares for a nominal purchase price and private units in a transaction that closed simultaneously with the IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the Private Units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) six months after the completion of our initial business combination; or (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Units (including the Class A Ordinary Shares comprising part of the Private Units and the Class A Ordinary Shares underlying the Private Warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our initial business combination. The different timelines of competing business combinations could cause our directors and executive officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. For example, if two targets are being evaluated by our management team, and one is more stable and has a better risk or stability profile for our public shareholders, but may take a longer time to diligence and go through the business combination process, while the other has a less favorable risk or stability profile for our public shareholders, but would be easier, quicker and more certain to guide through the business combination process, our management team may decide to choose what they believe to be the quicker and more certain path despite its less favorable risk or stability profile for our public shareholders, as our management team would likely not receive any financial benefit unless we consummated a business combination. Additionally, if members of our management team form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration paid, terms, conditions and timing relating to the business combinations of such other special purpose acquisition companies or ventures, and the level of attention paid to by members of our management team to them versus the level of attention paid to us may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a business combination.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, including the fact that they may lose their entire investment in us if our initial business combination is not completed, except to the extent they receive liquidating distributions from assets outside the trust account. Our Sponsor have invested in us an aggregate of $5,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $5,000,000 purchase price for the private units (or $10.00 per unit), assuming the underwriters do not exercise their over-allotment option. Accordingly, our management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private units, as our sponsor and members of our management team would likely not receive any financial benefit unless we consummated such business combination. These interests of our executive officers and directors may affect the consideration paid, terms, conditions and timing relating to a business combination in a way that conflicts with the interests of our public shareholders.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team or one of their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination, which, if made prior to the completion of our initial business combination, will be paid from working capital.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or the non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or the non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with the Company.

In general, executive officers and directors of a corporation incorporated under the laws of the Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our Board of Directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our Company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have in the event their respective business combinations are not consummated. Accordingly, our amended and restated memorandum and articles of association will provide that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Vikas Mittal	Samara CSLM LLC	Holding company	Managing Member

	Meteora Capital	Investment management company	Managing Member and Chief Investment Officer

	Investcorp Europe Acquisition Corp I	Special Purpose Acquisition Company	Chief Executive Officer and Chief Financial Officer

Ryan Gentry	Bitcoin Infrastructure Acquisition Corp Ltd.	Special Purpose Acquisition Company	Chief Executive Officer

Charles T. Cassel III	Consilium Investment Management, LLC(1)	Investment management company	Co-Founder

	CSLM Acquisition Corp.	Special Purpose Acquisition Company	Director, Chief Executive Officer and Chief Financial Officer

Christopher Bradley	Mistral Equity Partners	Investment firm	Managing Director

	Haymaker Acquisition Corp 4	Special Purpose Acquisition Company	Chairman, Chief Executive Officer and Chief Financial Officer

	Roth CH Acquisition Co.	Former Special Purpose Acquisition Company and current blank check company	Director

Individual	Entity	Entity’s Business	Affiliation
Brian Rudick	Upexi Inc.	Treasury operations	Chief Strategy Officer

Danel Calvillo Armendariz	Inertia Advisory LLC (Motus LLC and Motus Wyoming LLC)	Advisory	Managing Partner

	Inertia Funds Ltd.	Investments	Director

	Goldsmith Capital		Director

Dr. Jim Kyung Soo Liew	SoKat Consulting LLC	AI solutions firm	Founder and President

Mathew August	Atlas Capital Partners	Investment firm	Managing Director and Executive Chairman

	ACP Animus Capital Partners	Investment firm	Managing Director and Executive Chairman

(1)	Includes certain other affiliates and portfolio companies

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares, insider shares or private shares. If they purchase Class A ordinary shares as part of the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that Mathew August was late in filing a Form 3 related to his appointment as a director.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

On November 10, 2025, the Company entered into a Consulting Agreement with Ryan Gentry (the “Gentry Consulting Agreement”) pursuant to which Mr. Gentry agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreement, Mr. Gentry is entitled to a consulting fee of $12,500 per month, payable at the end of each monthly period. The Consulting Agreement will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein.

On November 10, 2025, the Company entered into a Consulting Agreement with Vikas Mittal (the “Mittal Consulting Agreement”) pursuant to which Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreement, Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreement will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein.

Executive Officers and Director Compensation

Except for the consulting fees as provided in the Gentry Consulting Agreement and the Mittal Consulting Agreement, none of our officers or directors has received any cash compensation for services rendered to us, except that on has transferred 20,000 founder shares (or 100,000 in the aggregate), to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. Other than as set forth elsewhere, compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares issuable upon exercise of warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 23,891,250 Class A Ordinary Shares and 7,666,667 Class B Ordinary Shares and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

	Class A Ordinary Shares		Class B Ordinary Shares		All Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
CSLM Acquisition Sponsor II, Ltd (our Sponsor)(2)(3)	575,000	2.4%	7,566,667	98.7%	8,141,667	25.8%
Vikas Mittal(2)	575,000	2.4%	7,566,667	98.7%	8,141,667	25.8%
Charles T. Cassel III(2)	575,000	2.4%	7,566,667	98.7%	8,141,667	25.8%
Jonathan Binder(2)	575,000	2.4%	7,566,667	98.7%	8,141,667	25.8%
Ryan Gentry	-	-	-	-	-	-
Christopher Bradley(4)	-	-	20,000	*	20,000	*
Brian Rudick(4)	-	-	20,000	*	20,000	*
Mathew August(4)	-	-	20,000	*	20,000	*
Danel Calvillo Armendariz(4)	-	-	20,000	*	20,000	*
Dr. Jim Kyung-Soo Liew(4)	-	-	20,000	*	20,000	*
All executive officers and directors (eight individuals) as a group	575,000	2.4%	7,666,667	100%	8,241,667	26.1%
5% Holders
CSLM Acquisition Sponsor II, Ltd (our Sponsor)(2)(3)	575,000	2.4%	7,566,667	98.7%	8,141,667	25.8%
JPMORGAN CHASE & CO.(5)	1,384,698	5.8%	-	-	1,384,698	4.4%
AQR Capital Management, LLC(6)	1,213,440	5.1%	-	-	1,213,440	3.8%
Glazer Capital, LLC(7)	1,200,000	5.0%	-	-	1,200,000	3.8%
Verition Fund Management LLC(8)	1,222,466	5.1%	-	-	1,222,466	3.9%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CSLM Acquisition Corp II, Ltd., 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308.

(2)	CSLM Acquisition Sponsor II, Ltd our Sponsor, is the record holder of the ordinary shares reported herein. The legal and beneficial owners of our Sponsor are: (i) Consilium Investment Capital, Inc., which is owned and controlled by Charles T Cassel III and Jonathan M. Binder and (ii) Samara CSLM, LLC which is owned and controlled by Vikas Mittal. By virtue of their shared control over the manager of our Sponsor, Mr. Cassel, Mr. Binder, and Mr. Vittal may be deemed to beneficially own shares held by our Sponsor. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Issuer’s initial business combination, or earlier at the option of the holders thereof on a one-for-one basis, subject to the adjustments. The Class B ordinary shares have no expiration date.
(3)	Six (6) institutional investors (none of which are affiliated with any member of our management, our Sponsor or any other investor), which we refer to as the “non-managing Sponsor investors” throughout this Annual Report, have purchased, through the purchase of securities in our Sponsor, an aggregate of 180,000 private units ($1,800,000 in the aggregate) at a price of $10.00 per unit in a private placement that closed simultaneously with the IPO. The Sponsor issued its securities at a nominal purchase price to the non-managing Sponsor investors reflecting interests in an aggregate of 900,000 founder shares held by the Sponsor. The Sponsor will continue holding founder shares and private units until the completion of our initial business combination, and as such, until that time, it will control the voting by these shares and will have the sole discretion as to when to convert the founder shares and private shares into Class A ordinary Shares.
(4)	Represents 20,000 founder shares (or 100,000 in the aggregate) shares transferred by the Sponsor, pursuant to a Securities Transfer Agreement, to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share.
(5)

Based on a Schedule 13G filed on October 31, 2025, by JPMORGAN CHASE & CO., A parent holding company or control person in accordance with § 240.13d-1(b)(1)(ii)(G). The principal business address for JPMORGAN CHASE & CO. is 383 Madison Avenue, New York, NY 10179.

(6)

Based on a Schedule 13G filed on November 13, 2025 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The principal business address for the reporting persons is ONE GREENWICH PLAZA, SUITE 130, Greenwich, Connecticut, 06830.

(7)

Based on a Schedule 13G filed on February12, 2026 by (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”); and (ii) Mr. Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the shares held by the Glazer Funds. The principal business address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(8)

Based on a Schedule 13G filed on February 13, 2026 by Verition Fund Management LLC and Nicholas Maounis. Verition Fund Management LLC serves as the investment manager to Verition Multi-Strategy Master Fund Ltd. Mr. Nicholas Maounis is the managing member of Verition Fund Management LLC. In such capacities, each of the Reporting Persons may be deemed to have voting and dispositive power over the securities held for Verition Multi-Strategy Master Fund Ltd. The principal business address of the reporting persons is One American Lane, Greenwich, CT 06831.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 23, 2025 the Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares (“founder shares”) to the Sponsor. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.003 per share. Our Sponsor transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the IPO, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 100,000 founder shares as compensation costs upon the consummation of the IPO. The fair value of the founder shares at their grant date, July 25, 2025, was $5.59 per founder share, or an aggregate value of $559,000 for the 100,000 transferred founder shares.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the IPO or (ii) the date which the Company determines not to proceed with the IPO. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the IPO and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the IPO. Accordingly the balance under the Promissory Note as of December 31, 2025 and 2024 was $0 and $11,394, respectively.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement of the Company’s IPO, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. The Company has recorded $123,871 for the year ended December 31, 2025 and has paid $123,871 under the agreement as of December 31, 2025, resulting in a no amounts outstanding as of December 31, 2025. No amounts were accrued as of December 31, 2024 as the agreement was not yet in effect.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the year ended December 31, 2025 and for the period from July 26, 2024 (inception) through December 31, 2024, the company incurred $49,950 and $0, respectively, and has paid $49,950 and $0 as of December 31, 2025 and 2024, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Related Party Policy

Our Code of Business Conduct requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have five “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Christopher Bradley, Mathew August, Brian Rudick, Danel Calvillo Armendariz, and Dr. Jim Kyung-Soo Liew is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

During the period July 26, 2024 (Inception) through December 31, 2025, the firm of Elliott Davis, PLLC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Elliott Davis, PLLC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Elliott Davis, PLLC in connection with regulatory filings. The aggregate fees billed by Elliott Davis, PLLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the year ended December 31, 2025 and for the period July 26, 2024 (inception) through December 31, 2024 totaled $180,295 and $4,488, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Elliott Davis, PLLC for professional services rendered for audit related fees for the year ended December 31, 2025 and for the period from July 26, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Elliott Davis, PLLC for tax planning and tax advice for the year ended December 31, 2025 and for the period from July 26, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Elliott Davis, PLLC for other services for the year ended December 31, 2025 and for the period July 26, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 26, 2025, by and between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2025)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2025)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2025)

4.4	Warrant Agreement, dated August 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025)

10.1	Letter Agreement, dated August 26, 2025, by and among the Company, CSLM Acquisition Sponsor II, Ltd, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.2	Investment Management Trust Account Agreement, dated August 26, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.3	Registration Rights Agreement, dated August 26, 2025, by and among the Company and CSLM Acquisition Sponsor II, Ltd, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.4	Private Units Subscription Agreement, dated August 26, 2025, by and between the Company and CSLM Acquisition Sponsor II, Ltd (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.5

Private Units Subscription Agreement, dated August 26, 2025, by and between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

Exhibit No.	Description
10.6

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Charles T. Cassel III (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.7

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Vikas Mittal (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.8

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Mathew August (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.9

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Christopher Bradley (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.10

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Brian Rudick (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.11

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Danel Calvillo Armendariz (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.12

Indemnity Agreement, dated as of August 26, 2025, by and between the Company and Dr. Jim Kyung-Soo Liew (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.13

Administrative Services Agreement, dated August 26, 2025, by and between the Company and CSLM Acquisition Sponsor II, Ltd (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2025)

10.14

Consulting Agreement dated November 10, 2025, between CSLM Digital Asset Acquisition Corp III, Ltd and Ryan Gentry. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2025)

10.15

Consulting Agreement, dated November 10, 2025, between CSLM Digital Asset Acquisition Corp III, Ltd and Vikas Mittal. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2025)

14	Code of Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2025)

19*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2025)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 12, 2025)

99.3*	Clawback Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSLM Digital Asset Acquisition Corp III, Ltd

March 19, 2026	By:	/s/ Vikas Mittal
		Name:	Vikas Mittal
		Title:	Chief Financial Officer and Co-Chief Executive Officer

March 19, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Co-Chief Executive Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Vikas Mittal	Chief Financial Officer and Co-Chief Executive Officer	March 19, 2026
Vikas Mittal	(Principal Accounting and Financial Officer), Chairman

/s/ Ryan Gentry	Co-Chief Executive Officer and Chief Investment Officer	March 19, 2026
Ryan Gentry	(Principle Executive Officer),

/s/ Charles T. Cassel III	Director	March 19, 2026
Charles T. Cassel III

/s/ Christopher Bradley	Director	March 19, 2026
Christopher Bradley

/s/ Brian Rudick	Director	March 19, 2026
Brian Rudick

/s/ Mathew August	Director	March 19, 2026
Mathew August

/s/ Danel Calvillo Armendariz	Director	March 19, 2026
Danel Calvillo Armendariz

/s/ Dr. Jim Kyung-Soo Liew	Director	March 19, 2026
Dr. Jim Kyung-Soo Liew

CSLM Digital Asset Acquisition Corp III, Ltd

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CSLM Digital Asset Acquisition Corp III, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CSLM Digital Asset Acquisition Corp III, Ltd. (the “Company”) as of December 31, 2025, and December 31, 2024, the related statements of operations, changes in shareholder’s deficit, and cash flows for the year ended December 31, 2025, and the period from July 26, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and the period from July 26, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to incur significant costs in pursuit of its acquisition plans, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2024.

Charlotte, North Carolina

March 19, 2026

CSLM Digital Asset Acquisition Corp III, Ltd

BALANCE SHEETS

	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$3,108,288	$-
Prepaid expenses – current	75,000	-
Total current assets	3,183,288	-
Non-current assets
Treasury Securities held in Trust Account	233,253,391	-
Prepaid expenses – non-current	49,110	-
Deferred offering costs	-	35,480
Total non-current assets	233,302,501	35,480
Total Assets	$236,485,789	$35,480

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$104,043	$-
Accrued expenses	105,515	11,426
Accrued offering costs	-	35,480
Promissory note – related party	-	11,394
Total current liabilities	209,558	58,300
Non-current liabilities
Deferred underwriting commissions	9,200,000	-
Total non-current liabilities	9,200,000	-
Total Liabilities	9,409,558	58,300

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized, 23,000,000 and 0 shares subject to possible redemption issued and outstanding at redemption value as of December 31, 2025 and 2024, respectively	233,253,391	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024, respectively	-	-
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 891,250 and 0 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	89	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	767	-
Additional paid-in capital	-	-
Accumulated deficit	(6,178,016)	(22,820)
Total Shareholders’ Deficit	(6,177,160)	(22,820)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$236,485,789	$35,480

The accompanying notes are an integral part of the financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from July 26, 2024 (Inception) through December 31, 2024
Loss from operations:
Formation, general and administrative expenses	$799,744	$22,820
Insurance expense	25,890	-
Listing fees	35,417	-
Net loss from operations	(861,051)	(22,820)
Other income (expense):
Interest income on Trust Account	3,253,391	-
Interest income on money market mutual fund	14,607	-
Share based compensation expense	(559,000)	-
Net other income	2,708,998	-
Net income (loss)	$1,847,947	$(22,820)

Basic and diluted weighted average Class A ordinary shares subject to possible redemption outstanding	7,939,726	-
Basic and diluted net income (loss) per Class A ordinary shares subject to possible redemption	$1.01	$-
Basic and diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	7,512,231	-
Basic and diluted net loss per Class A & Class B ordinary shares not subject to possible redemption	$(0.82)	$-

The accompanying notes are an integral part of the financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	-	$-	-	$-	$-	$(22,820)	$(22,820)
Class B ordinary shares issued to Sponsor	-	-	7,666,667	767	24,233	-	25,000
Sale of Units in IPO	-	-	-	-	5,492,537	-	5,492,537
Sale of Private Placement Units	891,250	89	-	-	8,912,411	-	8,912,500
Allocated value of transaction costs to Warrants	-	-	-	-	(340,189)	-	(340,189)
Transfer of Class B ordinary shares to Directors	-	-	-	-	559,000	-	559,000
Remeasurement of temporary equity to redemption value	-	-	-	-	(14,647,992)	(8,003,143)	(22,651,135)
Net income	-	-	-	-	-	1,847,947	1,847,947
Balance as of December 31, 2025	891,250	$89	7,666,667	$767	$-	$(6,178,016)	$(6,177,160)

FOR THE PERIOD FROM JULY 26, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 26, 2024 (Inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(22,820)	(22,820)
Balance as of December 31, 2024	-	$-	-	$-	$-	$(22,820)	$(22,820)

The accompanying notes are an integral part of the financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from July 26, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,847,947	$(22,820)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	-	11,394
Interest income on Trust Account	(3,253,391)	-
Share based compensation expense	559,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(124,110)	-
Accounts payable	104,043	-
Accrued expenses	94,089	11,426
Due from related party	2,322	-
Net cash used in operating activities	(770,100)	-

Cash Flows from Investing Activities:
Investment in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	230,000,000	-
Proceeds from sale of Private Placement Units	8,912,500	-
Payment of underwriter fees and commissions	(4,700,000)	-
Proceeds from issuance of Class B ordinary shares	25,000	-
Proceeds from promissory note – related party	259,000	-
Payment of promissory note – related party	(272,716)	-
Payment of offering costs	(345,396)	-
Net cash provided by financing activities	233,878,388	-

Net change in cash and cash equivalents	3,108,288	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$3,108,288	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$210,602,256	$-
Remeasurement of Class A ordinary shares to redemption value	$22,651,135	$-
Deferred offering costs included in accrued offering costs	$-	$35,480

The accompanying notes are an integral part of the financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from July 26, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash, cash equivalents, and United States Treasury Securities and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 891,250 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, CSLM Acquisition Sponsor II, Ltd (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), the representative of the underwriter in the Initial Public Offering, generating gross proceeds of $8,912,500. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025 and 2024, the Company had $3,108,288 and $0 in cash and cash equivalents and working capital (deficit) of $2,973,730 and $(58,300), respectively.

The Company’s liquidity needs through December 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of Management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $3,108,288 and $0 cash and cash equivalents, respectively, including $3,014,607 and $0 of cash equivalents held in a money market mutual fund, respectively.

Treasury Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in Trust Account, amounting to $233,253,391 and $0, respectively, were held in United States Treasury Bills.

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

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the warrant instruments under equity treatment at their relative fair values. There were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding as of December 31, 2025 and no Public Warrants or Private Placement Warrants outstanding as of December 31, 2024.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(5,152,349)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,905,206)
Offering costs allocated to Public Warrants	(340,189)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,651,135
Class A ordinary shares subject to possible redemption at December 31, 2025	$233,253,391

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the year ended December 31, 2025, reflective of the respective participation rights. There were no redeemable Class A ordinary shares or non-redeemable Class A and Class B ordinary shares outstanding as of December 31, 2024.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for year ended December 31, 2025 (in dollars, except per share amounts):

For the Year Ended December 31, 2025
Net income	$1,847,947
Remeasurement of temporary equity to redemption value	(22,651,135)
Net loss including remeasurement of temporary equity to redemption value	$(20,803,188)

	For the Year Ended December 31, 2025
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(6,152,545)	$(14,650,643)
Deemed dividend for remeasurement of temporary equity to redemption value	-	22,651,135
Total net loss allocated by class	$(6,152,545)	$8,000,492)
Denominator:
Weighted-average shares outstanding	7,512,231	7,939,726
Basic and diluted net (loss) income per share	$(0.82)	$1.01

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

Public Warrants — As of December 31, 2025, there were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

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

	December 31,
	2025	2024
Cash and cash equivalents	$3,108,288	$-
Treasury securities held in Trust Account	$233,253,391	$-
Total Assets	$236,485,789	$35,480

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

	For the Year Ended December 31, 2025	For the Period from July 26, 2024 (inception) through December 31, 2024
Loss from operations	$(861,051)	$(22,820)
Interest income on Trust Account	$3,253,391	$-
Interest income on money market mutual funds	$14,607	$-
Net income (loss)	$1,847,947)	$(22,820)

The CODM reviews loss from operations to determine if expenditures are in alignment with budgeted and contractually agreed upon amounts with service providers. Interest income is reviewed to assist in forecasting amounts of cash, cash equivalents, treasury securities, and marketable securities held in the Trust Account to assess amounts available to the Company to effect an initial Business Combination within the Completion Window.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly the balance under the Promissory Note as of December 31, 2025 and 2024 was $0 and $11,394, respectively.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. The Company has recorded $123,871 for the year ended December 31, 2025 and has paid $123,871 under the agreement as of December 31, 2025, resulting in a no amounts outstanding as of December 31, 2025. No amounts were accrued as of December 31, 2024 as the agreement was not yet in effect.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the year ended December 31, 2025 and for the period from July 26, 2024 (inception) through December 31, 2024, the company incurred $49,950 and $0, respectively, and has paid $49,950 and $0 as of December 31, 2025 and 2024, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, CCM may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of the Initial Public Offering. In addition, CCM may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments. On August 28, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 3,000,000 Units.

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 in the aggregate. The underwriter used $3,162,500 of such funds to purchase 316,250 Private Units at $10.00 per Private Unit. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and CCM), or $9,200,000 as of December 31, 2025. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 891,250 and no Class A ordinary shares issued and outstanding, excluding 23,000,000 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On January 23, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding or approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option did not exercise the over-allotment option in full. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the Initial Public Offering, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. As such, there were 7,666,667 and no Class B ordinary shares issued and outstanding as of December 31, 2025 and 2024, respectively.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares comprising part of the Private Units and the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to our Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to our amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Fair Value
Assets:
Cash held in money market mutual fund	1	$3,014,607
United States Treasury Bills held in Trust Account	1	$233,253,391

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