Form 10-Q
period 2026-03-31
CSLM Digital Asset Acquisition Corp III, Ltd
filed 2026-05-14
CIK 2068454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 23,891,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets:
Current assets
Cash and cash equivalents	$2,802,146	$3,108,288
Prepaid expenses – current	139,217	75,000
Total current assets	2,941,363	3,183,288
Non-current assets
Treasury Securities held in Trust Account	235,300,119	233,253,391
Prepaid expenses – non-current	30,616	49,110
Total non-current assets	235,330,735	233,302,501
Total Assets	$238,272,098	$236,485,789

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$119,807	$104,043
Accrued expenses	497,883	105,515
Due to related party	35,000	-
Total current liabilities	652,690	209,558
Non-current liabilities
Deferred underwriting commissions	9,200,000	9,200,000
Total non-current liabilities	9,200,000	9,200,000
Total Liabilities	9,852,690	9,409,558

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized, 23,000,000 shares subject to possible redemption issued and outstanding at redemption value	235,300,119	233,253,391

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 445,000,000 shares authorized; 891,250 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	89
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	-	-
Accumulated deficit	(6,881,567)	(6,178,016)
Total Shareholders’ Deficit	(6,880,711)	(6,177,160)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$238,272,098	$236,485,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Loss from operations:
Formation, general and administrative expenses	$689,750	$31,587
Insurance expense	18,493	-
Listing fees	20,783	-
Net loss from operations	(729,026)	(31,587)
Other income (expense):
Interest income on Trust Account	2,046,728	-
Interest income on cash and cash equivalents	25,475	-
Net other income	2,072,203	-
Net income (loss)	$1,343,177	$(31,587)

Basic and diluted weighted average Class A ordinary shares subject to possible redemption outstanding	23,000,000	-
Basic and diluted net income per Class A ordinary shares subject to possible redemption	$0.07	$-
Basic and diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	8,557,917	6,666,667
Basic and diluted net loss per Class A & Class B ordinary shares not subject to possible redemption	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	891,250	$89	7,666,667	$767	$-	$(6,178,016)	$(6,177,160)
Remeasurement of temporary equity to redemption value	-	-	-	-	-	(2,046,728)	(2,046,728)
Net income	-	-	-	-	-	1,343,177	1,343,177
Balance as of March 31, 2026	891,250	$89	7,666,667	$767	$-	$(6,881,567)	$(6,880,711)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	-	$-	-	$-	$-	$(22,820)	$(22,820)
Class B ordinary shares issued to Sponsor(1)	-	-	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	-	-	(31,587)	(31,587)
Balance as of March 31, 2025	-	$-	7,666,667	$767	$24,233	$(54,407)	$(29,407)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,343,177	$(31,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on Trust Account	(2,046,728)	-
Changes in operating assets and liabilities:
Prepaid expenses	(45,723)	-
Due to related party	35,000
Accounts payable	15,764	36,143
Accrued expenses	392,368	(4,556)
Net cash used in operating activities	(306,142)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash and cash equivalents	(306,142)	25,000
Cash and cash equivalents – beginning of period	3,108,288	-
Cash and cash equivalents – end of period	$2,802,146	$25,000

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,046,728	$-
Deferred offering costs included in accrued offering costs	$-	$85,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization and Business Operations

CSLM Digital Asset Acquisition Corp III, Ltd (formerly known as, CSLM Acquisition Corporation II, Ltd) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 26, 2024. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company has selected December 31 as its fiscal year end.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from July 26, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash, cash equivalents, and United States Treasury Securities and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below).

On August 28, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (each whole redeemable warrant a “Public Warrants”).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026 and December 31, 2025, the Company had $2,802,146 and $3,108,288 in cash and cash equivalents and working capital of $2,288,673 and $2,973,730 respectively.

The Company’s liquidity needs through March 31, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, prior to the Initial Public Offering, the Company drew on an unsecured promissory note from the Sponsor to pay certain offering costs, which was repaid in full at the closing of the Initial Public Offering (see Note 6).

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $2,802,146 and $3,108,288 cash and cash equivalents, respectively, including $2,590,082 and $3,014,607 of cash equivalents held in a money market mutual fund, respectively.

Treasury Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $235,300,119 and $233,253,391 respectively, were held in United States Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, which requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the warrant instruments under equity treatment at their relative fair values. There were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(5,152,349)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,905,206)
Offering costs allocated to Public Warrants	(340,189)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,651,135
Class A ordinary shares subject to possible redemption at December 31, 2025	233,253,391
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,046,728
Class A ordinary shares subject to possible redemption at March 31, 2026	$235,300,119

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions for the three months ended March 31, 2026. There were no Class A redeemable ordinary shares issued and outstanding as of March 31, 2025.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2026 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2026
Net income	$1,343,177
Remeasurement of temporary equity to redemption value	(2,046,728)
Net loss including remeasurement of temporary equity to redemption value	$(703,551)

	For the Three Months Ended March 31, 2026
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Ownership percentage	27%	73%

Basic and diluted net (loss) income per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(190,790)	$(512,761)
Deemed dividend for remeasurement of temporary equity to redemption value	-	2,046,728
Total net loss allocated by class	$(190,790)	$1,533,967
Denominator:
Weighted-average shares outstanding	8,557,917	23,000,000
Basic and diluted net (loss) income per share	$(0.02)	$0.07

For the three months ended March 31, 2025, there were no Class A ordinary shares issued or outstanding. As such, net loss per ordinary shares was calculated by dividing net loss of $31,587 into the 6,666,667 non-redeemable weighted average shares outstanding (see Note 8), resulting in basic and diluted net loss per ordinary share of $(0.00).

Recent Accounting Pronouncements

In April 2026, the FASB issued Accounting Standards Update (“ASU”) 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock”, which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Island exempted company, the Company does not believe ASU 2023-09 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event of the Company becoming domiciled in the United States following its initial business combination.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on August 28, 2025, the Company sold 23,000,000 Units (inclusive of 3,000,000 Units sold pursuant to the underwriter’s over-allotment option exercised in full) at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Public Warrants — As of March 31, 2026, there were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,802,146	$3,108,288
Treasury securities held in Trust Account	$235,300,119	$233,253,391
Total Assets	$238,272,098	$236,485,789

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

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Loss from operations	$(729,026)	$(31,587)
Interest income on Trust Account	$2,046,728	$-
Interest income on cash and cash equivalents	$25,475	$-
Net income (loss)	$1,343,177	$(31,587)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of March 31, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the three months ended March 31, 2026. As such, the due to related party balance is $35,000. The Company intends to repay the amount in full to the Sponsor. No amounts were due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended March 31, 2026 and 2025, the Company recorded $90,000 and $0, respectively, and paid $90,000 and $0, respectively under the agreement. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended March 31, 2026, the Company incurred $87,650 and paid $60,000, resulting in an outstanding balance of $27,650 under the Consulting Agreements as of March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 in the aggregate. The underwriter used $3,162,500 of such funds to purchase 316,250 Private Units at $10.00 per Private Unit. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and CCM), or $9,200,000. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 891,250 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On January 23, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding or approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the underwriter did not exercise the over-allotment option in full. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the Initial Public Offering, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. As such, there were 7,666,667 Class B ordinary shares issued and outstanding as of March 31, 2026 and December 31, 2025.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Fair Value
March 31, 2026
Assets:
Cash held in money market mutual fund	1	$2,590,082
United States Treasury Bills held in Trust Account	1	$235,300,119
December 31, 2025
Assets:
Cash held in money market mutual fund	1	$3,014,607
United States Treasury Bills held in Trust Account	1	$233,253,391

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to CSLM Digital Asset Acquisition Corp. III, Ltd, a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to CSLM Acquisition Sponsor II, Ltd, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying unaudited condensed financial statements as of March 31, 2026 and December 31, 2025, we had $2,802,146 and $3,108,288 in cash and cash equivalents, respectively, $235,300,119 and $233,253,391 of treasury securities held in the Trust Account, respectively, and working capital of $2,288,673 and $2,973,730, respectively. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

For the three months ended March 31, 2026, we had net income of $1,343,177. Net income was comprised of $2,046,728 of interest income on Trust Account and $25,475 of interest income on money market mutual fund, offset by $689,750 of general and administrative expenses, $18,493 of insurance expense and $20,783 of listing fees.

For the three months ended March 31, 2025, we had net loss of $31,587. Net loss was comprised of $31,587 of formation, general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of IPO through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and approximately $270,394 in borrowings under an unsecured promissory note from the Sponsor, which was repaid in full at the closing of the IPO. Following the IPO, our liquidity needs have been satisfied from the cash held outside our Trust Account generated from the net proceeds of the IPO and private placement.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 891,250 Private Units at a price of $10.00 per Private Unit, in a private placement to the Sponsor and CCM, the representative of the underwriter in the IPO, generating gross proceeds of $8,912,500. Each Private Unit consists of one Class A ordinary share and one-half of one Private Placement Warrant. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

We believe that the amount of cash not held in the Trust Account raised in connection with the consummation of the IPO and the private placement will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur the following approximate expenses to be paid from the amounts not held in the Trust Account:

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

As of March 31, 2026 and December 31, 2025, we had $2,802,146 and $3,108,288 in cash and cash equivalents, respectively, and working capital of $2,288,673 and $2,973,730 respectively. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of March 31, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the three months ended March 31, 2026. As such, the due to related party balance is $35,000. The Company intends to repay the amount in full to the Sponsor. No amounts are due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended March 31, 2026 and 2025, the Company recorded $90,000 and $0, respectively, and has paid $213,871 and $123,871 under the agreement as of March 31, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended March 31, 2026, the Company incurred $87,650 and paid $60,000, resulting in an outstanding balance of $27,650 under the Consulting Agreements as of March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026, as a result of the material weakness described below.

We identified a material weakness related to the fact that we currently lack properly designed, implemented and effectively operating controls as of March 31, 2026. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

CSLM Digital Asset Acquisition Corp III, Ltd

May 14, 2026	By:	/s/ Vikas Mittal
		Name:	Vikas Mittal
		Title:	Chief Financial Officer and Co-Chief Executive Officer

May 14, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Co-Chief Executive Officer and Chief Investment Officer