Form 10-Q
period 2026-06-30
CSLM Digital Asset Acquisition Corp III, Ltd
filed 2026-08-13
CIK 2068454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 23,891,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$2,469,590	$3,108,288
Prepaid expenses – current	117,967	75,000
Total current assets	2,587,557	3,183,288
Non-current assets
Treasury Securities held in Trust Account	237,411,325	233,253,391
Prepaid expenses – non-current	11,918	49,110
Total non-current assets	237,423,243	233,302,501
Total Assets	$240,010,800	$236,485,789

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$138,851	$104,043
Accrued expenses	628,801	105,515
Consulting services payable – related party	79,373	-
Due to related party	35,000	-
Total current liabilities	882,025	209,558
Non-current liabilities
Deferred underwriting commissions	9,200,000	9,200,000
Total non-current liabilities	9,200,000	9,200,000
Total Liabilities	10,082,025	9,409,558

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 23,000,000 shares subject to possible redemption issued and outstanding at redemption value	237,411,325	233,253,391

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized; 891,250 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	89
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	-	-
Accumulated deficit	(7,483,406)	(6,178,016)
Total Shareholders’ Deficit	(7,482,550)	(6,177,160)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$240,010,800	$236,485,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss from operations:
Formation, general and administrative expenses	$583,725	$60,675	$1,273,475	$92,262
Insurance expense	18,699	-	37,192	-
Listing fees	21,250	-	42,033	-
Net loss from operations	(623,674)	(60,675)	(1,352,700)	(92,262)
Other income:
Interest income on Trust Account	2,111,206	-	4,157,934	-
Interest income on money market mutual fund	21,835	-	47,310	-
Net other income	2,133,041	-	4,205,244	-
Net income (loss)	$1,509,367	$(60,675)	$2,852,544	$(92,262)

Basic and diluted weighted average Class A ordinary shares subject to possible redemption outstanding	23,000,000	-	23,000,000	-
Basic and diluted net income per Class A ordinary shares subject to possible redemption	$0.07	$-	$0.14	$-
Basic and diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	8,557,917	6,666,667	8,557,917	6,666,667
Basic and diluted net loss per Class A & Class B ordinary shares not subject to possible redemption	$(0.02)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	891,250	$89	7,666,667	$767	$-	$(6,178,016)	$(6,177,160)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(2,046,728)	(2,046,728)
Net income	-	-	-	-	-	1,343,177	1,343,177
Balance as of March 31, 2026	891,250	89	7,666,667	767	-	(6,881,567)	(6,880,711)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(2,111,206)	(2,111,206)
Net income	-	-	-	-	-	1,509,367	1,509,367
Balance as of June 30, 2026	891,250	$89	7,666,667	$767	$-	$(7,483,406)	$(7,482,550)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	-	$-	-	$-	$-	$(22,820)	$(22,820)
Class B ordinary shares issued to Sponsor(1)	-	-	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	-	-	(31,587)	(31,587)
Balance as of March 31, 2025	-	-	7,666,667	767	24,233	(54,407)	(29,407)
Net loss	-	-	-	-	-	(60,675)	(60,675)
Balance as of June 30, 2025	-	$-	7,666,667	$767	$24,233	$(115,082)	$(90,082)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,852,544	$(92,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on Trust Account	(4,157,934)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,775)	-
Due to related party	35,000	-
Accounts payable	34,808	27,448
Accrued expenses	523,286	(11,426)
Consulting services payable – related party	79,373	-
Net cash used in operating activities	(638,698)	(76,240)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from promissory note – related party	-	259,000
Payment of offering costs	-	(130,298)
Net cash provided by financing activities	-	153,702

Net change in cash and cash equivalents	(638,698)	77,462
Cash and cash equivalents – beginning of period	3,108,288	-
Cash and cash equivalents – end of period	$2,469,590	$77,462

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,157,934	$-
Deferred offering costs included in accrued offering costs	$-	$196,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from July 26, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash, cash equivalents, and United States Treasury Securities and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below).

On August 28, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (each whole redeemable warrant a “Public Warrant”).

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination upon completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per Public Share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had $2,469,590 and $3,108,288 in cash and cash equivalents and working capital of $1,705,532 and $2,973,730 respectively.

The Company’s liquidity needs through June 30, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, prior to the Initial Public Offering, the Company drew on an unsecured promissory note from the Sponsor to pay certain offering costs, which was repaid in full at the closing of the Initial Public Offering (see Note 6).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $2,469,590 and $3,108,288 cash and cash equivalents, respectively, including $2,161,917 and $3,014,607 of cash equivalents held in a money market mutual fund, respectively.

Treasury Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $237,411,325 and $233,253,391 respectively, were held in United States Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the warrant instruments under equity treatment at their relative fair values. There were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(5,152,349)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,905,206)
Offering costs allocated to Public Warrants	(340,189)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,651,135
Class A ordinary shares subject to possible redemption at December 31, 2025	233,253,391
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,046,728
Class A ordinary shares subject to possible redemption at March 31, 2026	235,300,119
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,111,206
Class A ordinary shares subject to possible redemption at June 30, 2026	$237,411,325

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions for the three and six months ended June 30, 2026. There were no Class A redeemable ordinary shares issued and outstanding as of June 30, 2025.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended June 30, 2026 (in dollars, except per share amounts):

For the Three Months Ended June 30, 2026
Net income	$1,509,367
Remeasurement of temporary equity to redemption value	(2,111,206)
Net loss including remeasurement of temporary equity to redemption value	$(601,839)

	For the Three Months Ended June 30, 2026
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Ownership percentage	27%	73%

Total income allocated by class	$409,312	$1,100,055
Less: Accretion allocation based on ownership percentage	(572,520)	(1,538,686)
Plus: Accretion applicable to Class A redeemable shares	-	2,111,206
Total net (loss) income allocated by class	$(163,208)	$1,672,575

Weighted-average shares outstanding	8,557,917	23,000,000
Basic and diluted net (loss) income per share	$(0.02)	$0.07

For the three months June 30, 2025, there were no Class A ordinary shares issued or outstanding. As such, net loss per ordinary shares was calculated by dividing net loss of $60,675 into the 6,666,667 non-redeemable weighted average shares outstanding (see Note 8), resulting in basic and diluted net loss per ordinary share of $(0.00).

For the Six Months Ended June 30, 2026
Net income	$2,852,544
Remeasurement of temporary equity to redemption value	(4,157,934)
Net loss including remeasurement of temporary equity to redemption value	$(1,305,390)

	For the Six Months Ended June 30, 2026
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Ownership percentage	27%	73%

Total income allocated by class	$773,557	$2,078,987
Less: Accretion allocation based on ownership percentage	(1,127,554)	(3,030,380)
Plus: Accretion applicable to Class A redeemable shares	-	4,157,934
Total net (loss) income allocated by class	$(353,997)	$3,206,541

Weighted-average shares outstanding	8,557,917	23,000,000
Basic and diluted net (loss) income per share	$(0.04)	$0.14

For the six months June 30, 2025, there were no Class A ordinary shares issued or outstanding. As such, net loss per ordinary shares was calculated by dividing net loss of $92,262 into the 6,666,667 non-redeemable weighted average shares outstanding (see Note 8), resulting in basic and diluted net loss per ordinary share of $(0.00).

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

Public Warrants — As of June 30, 2026 and December 31, 2025, there were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,469,590	$3,108,288
Treasury securities held in Trust Account	$237,411,325	$233,253,391
Total Assets	$240,010,800	$236,485,789

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss from operations	$(623,674)	$(60,675)	$(1,352,700)	$(92,262)
Interest income on Trust Account	$2,111,206	$-	$4,157,934	$-
Interest income on money market mutual fund	$21,835	$-	$47,310	$-
Net income (loss)	$1,509,367	$(60,675)	$2,852,544	$(92,262)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of June 30, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the six months ended June 30, 2026. As such, the due to related party balance is $35,000. The Company intends to repay the amount in full to the Sponsor. No amounts were due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended June 30, 2026 and 2025, the Company recorded $90,000 and $0, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the six months ended June 30, 2026 and 2025, the Company recorded $180,000 and $0, respectively, and paid $180,000 and $0, respectively under the agreement for the period. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month plus expense reimbursement and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended June 30, 2026, the Company incurred $95,045 and paid $92,695 and for the six months ended June 30, 2026, the Company incurred $182,695 and paid $152,695, resulting in an outstanding balance of $30,000 under the Consulting Agreements as of June 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Consulting Services Agreement

On March 18, 2026, the Audit Committee approved the substitution of Samara Capital Advisors, LLC (“SCA”) for Meteora Capital, LLC as the Company’s consulting services provider under the Company’s previously approved consulting arrangement, with SCA serving as contracting and payroll-processing agent for consulting personnel supporting the Company’s financial analysis, accounting, SEC reporting, transaction readiness, investor relations and Business Combination activities. SCA’s principals include Vikas Mittal, the Company’s Co-CEO and CFO, making SCA a related party under Item 404 of Regulation S-K. Amounts paid to SCA are direct pass-through reimbursement of staffing costs under the previously approved rate card, which was not modified by the substitution. For the three and six months ended June 30, 2026, the Company incurred $100,408 and paid $51,035, resulting in an outstanding balance of $49,373 as of June 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering.

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

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 891,250 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On January 23, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding or approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the underwriter did not exercise the over-allotment option in full. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the Initial Public Offering, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. As such, there were 7,666,667 Class B ordinary shares issued and outstanding as of June 30, 2026 and December 31, 2025.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Fair Value
June 30, 2026
Assets:
Cash held in money market mutual fund	1	$2,161,917
United States Treasury Bills held in Trust Account	1	$237,411,325

December 31, 2025
Assets:
Cash held in money market mutual fund	1	$3,014,607
United States Treasury Bills held in Trust Account	1	$233,253,391

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

July 25, 2025
Underlying stock price	$9.80
Estimated probability of an initial Business Combination	65.00%
Estimated volatility	27.50%
Risk-free rate	3.89%
Time to expiration (years)	2.50

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As indicated in the accompanying unaudited condensed financial statements as of June 30, 2026 and December 31, 2025, we had $2,469,590 and $3,108,288 in cash and cash equivalents, respectively, $237,411,325 and $233,253,391 of treasury securities held in the Trust Account, respectively, and working capital of $1,705,532 and $2,973,730, respectively. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

For the three months ended June 30, 2026, we had net income of $1,509,367. Net income was comprised of $2,111,206 of interest income on Trust Account and $21,835 of interest income on money market mutual fund, offset by $583,725 of general, formation, and administrative expenses, $18,699 of insurance expense and $21,250 of listing fees.

For the six months ended June 30, 2026, we had net income of $2,852,544. Net income was comprised of $4,157,934 of interest income on Trust Account and $47,310 of interest income on money market mutual fund, offset by $1,273,475 of general, formation, and administrative expenses, $37,192 of insurance expense and $42,033 of listing fees.

For the three and six months ended June 30, 2025 we had net loss of $60,675 and $92,262, respectively. Net loss was comprised of $60,675 and $92,262 of general, formation, and administrative expenses, respectively.

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

As of June 30, 2026 and December 31, 2025, we had $2,469,590 and $3,108,288 in cash and cash equivalents, respectively, and working capital of $1,705,532 and $2,973,730 respectively. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors among others raise substantial doubt about our ability to continue as a going concern.

Related Party Transactions

Founder Shares

On January 23, 2025, the Sponsor made capital contributions of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Class B ordinary shares (“founder shares”) to the Sponsor. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.003 per share. Our Sponsor transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the IPO, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 100,000 founder shares as compensation costs upon the consummation of the IPO. The fair value of the founder shares at their grant date, July 25, 2025, was $5.59 per founder share, or an aggregate value of $559,000 for the 100,000 transferred founder shares.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of June 30, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the six months ended June 30, 2026. As such, the due to related party balance is $35,000. The Company intends to repay the amount in full to the Sponsor. No amounts were due to related party as of December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended June 30, 2026 and 2025, the Company recorded $90,000 and $0, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the six months ended June 30, 2026 and 2025, the Company recorded $180,000 and $0, respectively, and paid $180,000 and $0, respectively under the agreement for the period. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month plus expense reimbursement and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended June 30, 2026, the Company incurred $95,045 and paid $92,695 and for the six months ended June 30, 2026, the Company incurred $182,695 and paid $152,695, resulting in an outstanding balance of $30,000 under the Consulting Agreements as of June 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Consulting Services Agreement

On March 18, 2026, the Audit Committee approved the substitution of Samara Capital Advisors, LLC (“SCA”) for Meteora Capital, LLC as the Company’s consulting services provider under the Company’s previously approved consulting arrangement, with SCA serving as contracting and payroll-processing agent for consulting personnel supporting the Company’s financial analysis, accounting, SEC reporting, transaction readiness, investor relations and Business Combination activities. SCA’s principals include Vikas Mittal, the Company’s Co-CEO and CFO, making SCA a related party under Item 404 of Regulation S-K. Amounts paid to SCA are direct pass-through reimbursement of staffing costs under the previously approved rate card, which was not modified by the substitution. For the three and six months ended June 30, 2026, the Company incurred $100,408 and paid $51,035, resulting in an outstanding balance of $49,373 as of June 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, we entered into an agreement with our Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, we will cease paying the $30,000 per month fee. For the three months ended June 30, 2026 and 2025, we recorded $90,000 and $0, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the six months ended June 30, 2026 and 2025, we recorded $180,000 and $0, respectively, and paid $180,000 and $0, respectively under the agreement for the period. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments. On August 28, 2025, the underwriters fully exercised their over-allotment option to purchase an additional 3,000,000 Units.

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 in the aggregate. The underwriter used $3,162,500 of such funds to purchase 316,250 Private Units at $10.00 per Private Unit. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and CCM), or $9,200,000. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, as a result of the material weakness described below.

We identified a material weakness related to the fact that we currently lack properly designed, implemented and effectively operating controls as of June 30, 2026. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

CSLM Digital Asset Acquisition Corp III, Ltd

August 12, 2026	By:	/s/ Vikas Mittal
		Name:	Vikas Mittal
		Title:	Chief Financial Officer and Co-Chief Executive Officer

August 12, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Co-Chief Executive Officer and Chief Investment Officer