Form 10-Q
period 2026-09-30
CSLM Digital Asset Acquisition Corp III, Ltd
filed 2026-11-06
CIK 2068454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 23,891,250 Class A ordinary shares, par value $0.0001, issued and outstanding, and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,874,641	$3,108,288
Prepaid expenses – current	89,497	75,000
Total current assets	1,964,138	3,183,288
Non-current assets
Treasury Securities held in Trust Account	239,535,078	233,253,391
Prepaid expenses – non-current	-	49,110
Total non-current assets	239,535,078	233,302,501
Total Assets	$241,499,216	$236,485,789

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$65,024	$104,043
Accrued expenses	658,049	105,515
Consulting services payable – related party	79,901	-
Due to related party	-	-
Total current liabilities	802,974	209,558
Non-current liabilities
Deferred underwriting commissions	9,200,000	9,200,000
Total non-current liabilities	9,200,000	9,200,000
Total Liabilities	10,002,974	9,409,558

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized, 23,000,000 shares subject to possible redemption issued and outstanding at redemption value	239,535,078	233,253,391

Shareholders’ Deficit
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 445,000,000 shares authorized; 891,250 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	89	89
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767	767
Additional paid-in capital	-	-
Accumulated deficit	(8,039,692)	(6,178,016)
Total Shareholders’ Deficit	(8,038,836)	(6,177,160)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$241,499,216	$236,485,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from operations:
Formation, general and administrative expenses	$534,363	$210,041	$1,807,838	$302,303
Insurance expense	18,904	6,986	56,096	6,986
Listing fees	21,483	9,557	63,516	9,557
Net loss from operations	(574,750)	(226,584)	(1,927,450)	(318,846)
Other income (expense):
Interest income on Trust Account	2,123,753	876,657	6,281,687	876,657
Interest income on money market mutual fund	18,464	-	65,774	-
Share based compensation expense	-	(559,000)	-	(559,000)
Net other income	2,142,217	317,657	6,347,461	317,657
Net income (loss)	$1,567,467	$91,073	$4,420,011	$(1,189)

Basic and diluted weighted average Class A ordinary shares subject to possible redemption outstanding	23,000,000	8,500,000	23,000,000	2,864,469
Basic and diluted net income per Class A ordinary shares subject to possible redemption	$0.07	$0.71	$0.21	$2.10
Basic and diluted weighted average Class A & Class B ordinary shares not subject to possible redemption outstanding	8,557,917	7,996,042	8,557,917	7,159,839
Basic and diluted net loss per Class A & Class B ordinary shares not subject to possible redemption	$(0.02)	$(0.74)	$(0.06)	$(0.84)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	891,250	$89	7,666,667	$767	$-	$(6,178,016)	$(6,177,160)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(2,046,728)	(2,046,728)
Net income	-	-	-	-	-	1,343,177	1,343,177
Balance as of March 31, 2026	891,250	89	7,666,667	767	-	(6,881,567)	(6,880,711)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(2,111,206)	(2,111,206)
Net income	-	-	-	-	-	1,509,367	1,509,367
Balance as of June 30, 2026	891,250	89	7,666,667	767	-	(7,483,406)	(7,482,550)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(2,123,753)	(2,123,753)
Net income	-	-	-	-	-	1,567,467	1,567,467
Balance as of September 30, 2026	891,250	$89	7,666,667	$767	$-	$(8,039,692)	$(8,038,836)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A ordinary shares		Class B ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	-	$-	-	$-	$-	$(22,820)	$(22,820)
Class B ordinary shares issued to Sponsor(1)	-	-	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	-	-	(31,587)	(31,587)
Balance as of March 31, 2025	-	-	7,666,667	767	24,233	(54,407)	(29,407)
Net loss	-	-	-	-	-	(60,675)	(60,675)
Balance as of June 30, 2025	-	-	7,666,667	767	24,233	(115,082)	(90,082)
Sale of Units in IPO	-	-	-	-	5,492,537	-	5,492,537
Sale of Private Placement Units	891,250	89	-	-	8,912,411	-	8,912,500
Allocated value of transaction costs to Warrants	-	-	-	-	(340,189)	-	(340,189)
Transfer of Class B ordinary shares to Directors	-	-	-	-	559,000	-	559,000
Remeasurement of temporary equity to redemption value	-	-	-	-	(14,647,992)	(5,626,409)	(20,274,401)
Net income	-	-	-	-	-	91,073	91,073
Balance as of September 30, 2025	891,250	$89	7,666,667	$767	$-	$(5,650,418)	$(5,649,562)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,420,011	$(1,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on Trust Account	(6,281,687)	(876,657)
Share based compensation expense	-	559,000
Changes in operating assets and liabilities:
Prepaid expenses	34,613	(168,874)
Accounts payable	(39,019)	112,333
Accrued expenses	552,534	23,413
Consulting services payable – related party	79,901	-
Net cash used in operating activities	(1,233,647)	(351,974)

Cash Flows from Investing Activities:
Investment in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	-	230,000,000
Proceeds from sale of Private Placement Units	-	8,912,500
Payment of underwriter fees and commissions	-	(4,700,000)
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from promissory note – related party	-	259,000
Payment of promissory note – related party	-	(272,716)
Payment of offering costs	-	(345,396)
Net cash provided by financing activities	-	233,878,388

Net change in cash and cash equivalents	(1,233,647)	3,526,414
Cash and cash equivalents – beginning of period	3,108,288	-
Cash and cash equivalents – end of period	$1,874,641	$3,526,414

Supplemental disclosure of non-cash investing and financing activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$-	$210,602,256
Remeasurement of Class A ordinary shares to redemption value	$6,281,687	$20,274,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

CSLM Digital Asset Acquisition Corp III, Ltd

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from July 26, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), the Company’s search for a target business and the negotiation of and entry into the Business Combination Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash, cash equivalents, and United States Treasury Securities and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below).

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

Business Combination Agreement

Subsequent to September 30, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) with First Digital Group Ltd., a Gibraltar private company (“First Digital”), CSLM III Holdings Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“PubCo”). The Company will establish a Cayman Islands exempted company limited by shares (“Merger Sub”), as a direct wholly-owned subsidiary of the Company, for the purpose of effectuating the transactions contemplated by the Business Combination Agreement.

Pursuant to the Business Combination Agreement, among other things, (i) First Digital will re-domicile from Gibraltar to the Cayman Islands and transfer by way of continuation as an exempted company limited by shares in the Cayman Islands (the “Re-domiciliation and Continuation”); (ii) following the Re-domiciliation and Continuation, the Company will merge with and into PubCo (the “Reincorporation Merger”), with PubCo being the surviving entity and Merger Sub becoming a wholly-owned subsidiary of PubCo; and (iii) following the Reincorporation Merger, Merger Sub will merge with and into First Digital (the “Acquisition Merger” and, together with the Reincorporation Merger, the “Mergers”) with First Digital being the surviving entity and becoming a wholly-owned subsidiary of PubCo.

Reincorporation Merger

In connection with the Reincorporation Merger, at the Reincorporation Merger Effective Time:

●	each issued and outstanding Unit immediately prior to the Reincorporation Merger Effective Time will be separated automatically into its constituent securities (i.e., one Class A Ordinary Share and one-half of an Acquiror Warrant);

●	each issued and outstanding Class B Ordinary Share immediately prior to the Reincorporation Merger Effective Time will be automatically cancelled and cease to exist in exchange for one newly issued PubCo Class A Ordinary Share;

●	each issued and outstanding Class A Ordinary Share immediately prior to the Reincorporation Merger Effective Time (including the Class A Ordinary Share from the separation of the Units) will be automatically cancelled and cease to exist in exchange for one newly issued PubCo Class A Ordinary Share; and

●	each issued and outstanding Warrant immediately prior to the Reincorporation Merger Effective Time (including the Warrants from the separation of the Units) will cease to be a warrant with respect to Class A Ordinary Shares and be converted automatically into a PubCo Warrant to purchase one PubCo Class A Ordinary Share at $11.50 per share.

Acquisition Merger and Merger Consideration

At least one Business Day following the Reincorporation Merger and the Re-domiciliation and Continuation (subject to the completion of the Reincorporation Merger and the Re-domiciliation and Continuation having occurred) but in any event within three Business Days after the Reincorporation Merger Effective Time, subject to the terms and conditions set forth in the Business Combination Agreement, the Acquisition Merger shall take place.

In connection with the Acquisition Merger, at the Acquisition Merger Effective Time:

●	each ordinary share of First Digital (each, a “Company Exchanging Share” as defined in the Business Combination Agreement) that is held by Mr. Vincent Chok shall automatically be cancelled and cease to exist in exchange for such number of newly issued PubCo Class B Ordinary Shares that is equal to the Exchange Ratio (as defined in the Business Combination Agreement), as applicable, as determined in accordance with the Business Combination Agreement, based on a total valuation of First Digital (the “Company Valuation” as defined in the Business Combination Agreement) of $250 million, subject to adjustment provided in the Business Combination Agreement.

●	each Company Exchanging Share that is held by any person other than Mr. Vincent Chok shall automatically be cancelled and cease to exist in exchange for such number of newly issued PubCo Class A Ordinary Shares that is equal to the Exchange Ratio, as applicable, as determined in accordance with the Business Combination Agreement, based on a total Company Valuation of $250 million, subject to adjustment provided in the Business Combination Agreement.

●	each FDG Token (a token that confers the holder thereof an option exercisable into a First Digital Preference Share) that is outstanding and vested and not converted into First Digital Preference Shares prior to the Acquisition Merger Effective Time shall automatically be cancelled and cease to exist in exchange for the right to receive from Nemi Limited (“Nemi”) the number of PubCo Class A Ordinary Shares that any one First Digital Preference Share was exchanged for at the Acquisition Merger Effective Time, to be transferred by Nemi to the holder of such FDG Token.

●	each FDG Token that is not vested prior to the Acquisition Merger Effective Time shall automatically be cancelled and cease to exist without any conversion thereof or payment or other consideration therefor, provided that the board of directors of PubCo, in its sole discretion, may decide to re-grant options or other equity awards under the PubCo Equity Incentive Plan to the holders of such unvested FDG Tokens after the Acquisition Merger Effective Time.

●	the warrants issued by First Digital on or around the date of the Business Combination Agreement (the “Binance Company Warrant”) to Alphanest Holdings Ltd (the “Binance Warrantholder”), a company organized and existing under the laws of the United Arab Emirates, shall automatically be terminated and expire in exchange for the warrants issued by PubCo to the Binance Warrantholder (the “Binance PubCo Warrant”) that entitles the Binance Warrantholder to subscribe for a number of PubCo Class A Ordinary Shares equal to the number of the unsubscribed FDG Warrant Shares (as defined in the Binance PubCo Warrant) multiplied by the Exchange Ratio.

●	the warrants issued by First Digital on or around the date of the Business Combination Agreement (the “Noble Elite Company Warrant”) to Noble Elite Ltd (the “Noble Elite”), a company organized and existing under the laws of the Cayman Islands, shall automatically be terminated and expire in exchange for the warrants issued by PubCo to Noble Elite (the “Noble Elite PubCo Warrant”) that entitles Noble Elite to subscribe for a number of PubCo Class A Ordinary Shares equal to the number of the unsubscribed FDG Warrant Shares (as defined in the Noble Elite PubCo Warrant) multiplied by the Exchange Ratio.

●	PubCo shall issue 5,000,000 PubCo Class B Ordinary Shares to Mr. Vincent Chok as transaction bonus shares.

Sponsor Support Agreement. Concurrently with the execution of the Business Combination Agreement, the Company, First Digital and the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to vote all of its ordinary shares of the Company in favor of the Business Combination and the related proposals, and not to transfer or redeem its ordinary shares of the Company prior to the closing, subject to certain exceptions.

First Digital Shareholder Support Agreements; Lock-Up; Registration Rights. Concurrently with the execution of the Business Combination Agreement, Nemi, Mr. Vincent Chok and Noble Elite entered into shareholder support agreements pursuant to which they agreed, among other things, to vote their First Digital shares in favor of the Business Combination. At the closing, PubCo, the Sponsor and certain shareholders of First Digital will enter into a lock-up agreement and a registration rights agreement.

Termination

The Business Combination Agreement may be terminated by mutual written consent of First Digital and the Company and under certain circumstances, including, among other things: (i) by written notice from either First Digital or the Company to the other if any governmental authority has enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect and which has the effect of making the Acquisition Merger Closing or Reincorporation Merger Closing illegal or which otherwise prevents or prohibits consummation of either of the Mergers, other than any such restraint that is immaterial; (ii) by written notice to the Company from First Digital if the Acquiror Shareholder Approval (as defined in the Business Combination Agreement) has not been obtained by reason of the failure to obtain the required vote at the Acquiror Shareholders’ Meeting; (iii) by written notice to First Digital from the Company if there is any breach of any representation, warranty, covenant or agreement on the part of First Digital set forth in the Business Combination Agreement, except that, if such breach is curable by First Digital through the exercise of its reasonable best efforts within a certain period; (iv) by written notice from either First Digital or the Company to the other if the Acquisition Merger Closing has not occurred on or before the date that is six (6) months from the date of the Business Combination Agreement; (v) by written notice to First Digital from the Company if First Digital Shareholder Approval (as defined in the Business Combination Agreement) has not been obtained by reason of the failure to obtain the required vote at the First Digital Shareholders’ Meeting; or (vi) by written notice to the Company from First Digital if there is any breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Business Combination Agreement, except that, if such breach is curable by the Company through the exercise of its reasonable best efforts within a certain period.

See Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on October 7, 2026 for further discussion on the Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026 and December 31, 2025, the Company had $1,874,641 and $3,108,288 in cash and cash equivalents and working capital of $1,161,164 and $2,973,730, respectively.

The Company’s liquidity needs through September 30, 2026 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, prior to the Initial Public Offering, the Company drew on an unsecured promissory note from the Sponsor to pay certain offering costs, which was repaid in full at the closing of the Initial Public Offering (see Note 6).

The Company has until August 28, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Completion Window (by August 28, 2027), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Completion Window. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 19, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $1,874,641 and $3,108,288 cash and cash equivalents, respectively, including $1,730,381 and $3,014,607 of cash equivalents held in a money market mutual fund, respectively.

Treasury Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $239,535,078 and $233,253,391 respectively, were held in United States Treasury Bills.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classifies the warrant instruments under equity treatment at their relative fair values. There were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding as of September 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to public warrants	(5,152,349)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,905,206)
Offering costs allocated to Public Warrants	(340,189)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	22,651,135
Class A ordinary shares subject to possible redemption at December 31, 2025	$233,253,391
Plus:
Accretion of Class A ordinary shares subject to possible redemption	6,281,687
Class A ordinary shares subject to possible redemption at September 30, 2026	$239,535,078

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions for the three and nine months ended September 30, 2026 and 2025.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2026 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2026
Net income	$1,567,467
Remeasurement of temporary equity to redemption value	(2,123,753)
Net loss including remeasurement of temporary equity to redemption value	$(556,286)

	For the Three Months Ended September 30, 2026
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Ownership percentage	27%	73%

Total income allocated by class	$425,068	$1,142,399
Less: Accretion allocation based on ownership percentage	(575,922)	(1,547,831)
Plus: Accretion applicable to Class A redeemable shares	-	2,123,753
Total net (loss) income allocated by class	$(150,854)	$1,718,321

Weighted-average shares outstanding	8,557,917	23,000,000
Basic and diluted net (loss) income per share	$(0.02)	$0.07

For the Nine Months Ended September 30, 2026
Net income	$4,420,011
Remeasurement of temporary equity to redemption value	(6,281,687)
Net loss including remeasurement of temporary equity to redemption value	$(1,861,676)

	For the Nine Months Ended September 30, 2026
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Ownership percentage	27%	73%

Total income allocated by class	$1,198,624	$3,221,387
Less: Accretion allocation based on ownership percentage	(1,703,476)	(4,578,211)
Plus: Accretion applicable to Class A redeemable shares	-	6,281,687
Total net (loss) income allocated by class	$(504,852)	$4,924,863

Weighted-average shares outstanding	8,557,917	23,000,000
Basic and diluted net (loss) income per share	$(0.06)	$0.21

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2025 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2025
Net income	$91,073
Remeasurement of temporary equity to redemption value	(20,274,401)
Net loss including remeasurement of temporary equity to redemption value	$(20,183,328)

	For the Three Months Ended September 30, 2025
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(5,917,209)	$(14,266,119)
Deemed dividend for remeasurement of temporary equity to redemption value	-	20,274,401
Total net income (loss) allocated by class	$(5,917,209)	$6,008,282
Denominator:
Weighted-average shares outstanding	7,996,042	8,500,000
Basic and diluted net (loss) income per share	$(0.74)	$0.71

For the Nine Months Ended September 30, 2025
Net loss	$(1,189)
Remeasurement of temporary equity to redemption value	(20,274,401)
Net loss including remeasurement of temporary equity to redemption value	$(20,275,590)

	For the Nine Months Ended September 30, 2025
	Class A & B Non-Redeemable	Class A Redeemable
Total number of shares	8,557,917	23,000,000
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(6,009,470)	$(14,266,120)
Deemed dividend for remeasurement of temporary equity to redemption value	-	20,274,401
Total net (loss) income allocated by class	$(6,009,470)	$6,008,281
Denominator:
Weighted-average shares outstanding	7,159,839	2,864,469
Basic and diluted net (loss) income per share	$(0.84)	$2.10

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Islands exempted company, the Company does not believe ASU 2023-09 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event of the Company becoming domiciled in the United States following its initial business combination.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Public Warrants — As of September 30, 2026 and December 31, 2025, there were 11,500,000 Public Warrants and 445,625 Private Placement Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,874,641	$3,108,288
Treasury securities held in Trust Account	$239,535,078	$233,253,391
Total Assets	$241,499,216	$236,485,789

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from operations	$(574,750)	$(226,584)	$(1,927,450)	$(318,846)
Interest income on Trust Account	$2,123,753	$876,657	$6,281,687	$876,657
Interest income on money market mutual fund	$18,464	$-	$65,774	$-
Net income (loss)	$1,567,467	$91,073	$4,420,011	$(1,189)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394 under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of September 30, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the nine months ended September 30, 2026. In September 2026, the Company repaid the amount in full to the Sponsor. No amounts were due to related party as of September 30, 2026 and December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended September 30, 2026 and 2025, the Company recorded $90,000 and $34,839, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the nine months ended September 30, 2026 and 2025, the Company recorded $270,000 and $34,839, respectively, and paid $270,000 and $0, respectively under the agreement for the period. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month plus expense reimbursement and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended September 30, 2026, the Company incurred $90,000 and paid $90,000 and for the nine months ended September 30, 2026, the Company incurred $272,695 and paid $242,695, resulting in an outstanding balance of $30,000 under the Consulting Agreements as of September 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Consulting Services Agreement

On March 18, 2026, the Audit Committee approved the substitution of Samara Capital Advisors, LLC (“SCA”) for Meteora Capital, LLC as the Company’s consulting services provider under the Company’s previously approved consulting arrangement, with SCA serving as contracting and payroll-processing agent for consulting personnel supporting the Company’s financial analysis, accounting, SEC reporting, transaction readiness, investor relations and Business Combination activities. SCA’s principals include Vikas Mittal, the Company’s Co-CEO and CFO, making SCA a related party under Item 404 of Regulation S-K. Amounts paid to SCA are direct pass-through reimbursement of staffing costs under the previously approved rate card, which was not modified by the substitution. For the three months ended September 30, 2026, the Company incurred $149,125 and paid $148,597 and for the nine months ended September 30, 2026, the Company incurred $249,533 and paid $199,632, resulting in an outstanding balance of $49,901 as of September 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement on the effective date of the Initial Public Offering.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 445,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 891,250 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On January 23, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 founder shares resulting in an aggregate of 7,666,667 founder shares outstanding or approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the underwriter did not exercise the over-allotment option in full. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the Initial Public Offering, 20,000 founder shares (or 100,000 in the aggregate) to each of the Company’s directors, Christopher Bradley, Brian Rudick, Mathew August, Danel Calvillo Armendariz and Dr. Jim Kyung Soo Liew, for the sum of $0.003 per share. As such, there were 7,666,667 Class B ordinary shares issued and outstanding as of September 30, 2026 and December 31, 2025.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Fair Value
September 30, 2026
Assets:
Cash held in money market mutual fund	1	$1,730,381
United States Treasury Bills held in Trust Account	1	$239,535,078

December 31, 2025
Assets:
Cash held in money market mutual fund	1	$3,014,607
United States Treasury Bills held in Trust Account	1	$233,253,391

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 6, 2026, the Company entered into the Business Combination Agreement with First Digital and PubCo, as described in detail in Note 1.

On October 20, 2026, the Company filed a definitive proxy statement with the SEC for an annual general meeting of shareholders to be held on November 10, 2026 to consider and vote upon, among other things, a proposal to change the name of the Company to “First Digital Acquisition Corp Ltd.” and a proposal to adopt the Third Amended and Restated Memorandum and Articles of Association of the Company to reflect the name change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to CSLM Digital Asset Acquisition Corp III, Ltd, a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to CSLM Acquisition Sponsor II, Ltd, a Cayman Islands exempted company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future, including statements regarding the Business Combination with First Digital, the anticipated timing of the Business Combination and the ability of the parties to complete the Business Combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the risk that the Business Combination is not completed in a timely manner or at all, the amount of redemptions by our public shareholders and the risks relating to First Digital’s business. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 27, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying unaudited condensed financial statements as of September 30, 2026 and December 31, 2025, we had $1,874,641 and $3,108,288 in cash and cash equivalents, respectively, $239,535,078 and $233,253,391 of treasury securities held in the Trust Account, respectively, and working capital of $1,161,164 and $2,973,730, respectively. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Business Combination Agreement

On October 6, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) with First Digital Group Ltd., a Gibraltar private company (“First Digital”), CSLM III Holdings Ltd, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“PubCo”). The Company will establish a Cayman Islands exempted company limited by shares (“Merger Sub”), as a direct wholly-owned subsidiary of the Company, for the purpose of effectuating the transactions contemplated by the Business Combination Agreement.

Pursuant to the Business Combination Agreement, among other things, (i) First Digital will re-domicile from Gibraltar to the Cayman Islands and transfer by way of continuation as an exempted company limited by shares in the Cayman Islands (the “Re-domiciliation and Continuation”); (ii) following the Re-domiciliation and Continuation, the Company will merge with and into PubCo (the “Reincorporation Merger”), with PubCo being the surviving entity and Merger Sub becoming a wholly-owned subsidiary of PubCo; and (iii) following the Reincorporation Merger, Merger Sub will merge with and into First Digital (the “Acquisition Merger” and, together with the Reincorporation Merger, the “Mergers”) with First Digital being the surviving entity and becoming a wholly-owned subsidiary of PubCo.

Reincorporation Merger

In connection with the Reincorporation Merger, at the Reincorporation Merger Effective Time:

●	each issued and outstanding Unit immediately prior to the Reincorporation Merger Effective Time will be separated automatically into its constituent securities (i.e., one Class A Ordinary Share and one-half of an Acquiror Warrant);

●	each issued and outstanding Class B Ordinary Share immediately prior to the Reincorporation Merger Effective Time will be automatically cancelled and cease to exist in exchange for one newly issued PubCo Class A Ordinary Share;

●	each issued and outstanding Class A Ordinary Share immediately prior to the Reincorporation Merger Effective Time (including the Class A Ordinary Share from the separation of the Units) will be automatically cancelled and cease to exist in exchange for one newly issued PubCo Class A Ordinary Share; and

●	each issued and outstanding Warrant immediately prior to the Reincorporation Merger Effective Time (including the Warrants from the separation of the Units) will cease to be a warrant with respect to Class A Ordinary Shares and be converted automatically into a PubCo Warrant to purchase one PubCo Class A Ordinary Share at $11.50 per share.

Acquisition Merger and Merger Consideration

At least one Business Day following the Reincorporation Merger and the Re-domiciliation and Continuation (subject to the completion of the Reincorporation Merger and the Re-domiciliation and Continuation having occurred) but in any event within three Business Days after the Reincorporation Merger Effective Time, subject to the terms and conditions set forth in the Business Combination Agreement, the Acquisition Merger shall take place.

In connection with the Acquisition Merger, at the Acquisition Merger Effective Time:

●	each ordinary share of First Digital (each, a “Company Exchanging Share” as defined in the Business Combination Agreement) that is held by Mr. Vincent Chok shall automatically be cancelled and cease to exist in exchange for such number of newly issued PubCo Class B Ordinary Shares that is equal to the Exchange Ratio (as defined in the Business Combination Agreement), as applicable, as determined in accordance with the Business Combination Agreement, based on a total valuation of First Digital (the “Company Valuation” as defined in the Business Combination Agreement) of $250 million, subject to adjustment provided in the Business Combination Agreement.

●	each Company Exchanging Share that is held by any person other than Mr. Vincent Chok shall automatically be cancelled and cease to exist in exchange for such number of newly issued PubCo Class A Ordinary Shares that is equal to the Exchange Ratio, as applicable, as determined in accordance with the Business Combination Agreement, based on a total Company Valuation of $250 million, subject to adjustment provided in the Business Combination Agreement.

●	each FDG Token (a token that confers the holder thereof an option exercisable into a First Digital Preference Share) that is outstanding and vested and not converted into First Digital Preference Shares prior to the Acquisition Merger Effective Time shall automatically be cancelled and cease to exist in exchange for the right to receive from Nemi Limited (“Nemi”) the number of PubCo Class A Ordinary Shares that any one First Digital Preference Share was exchanged for at the Acquisition Merger Effective Time, to be transferred by Nemi to the holder of such FDG Token.

●	each FDG Token that is not vested prior to the Acquisition Merger Effective Time shall automatically be cancelled and cease to exist without any conversion thereof or payment or other consideration therefor, provided that the board of directors of PubCo, in its sole discretion, may decide to re-grant options or other equity awards under the PubCo Equity Incentive Plan to the holders of such unvested FDG Tokens after the Acquisition Merger Effective Time.

●	the warrants issued by First Digital on or around the date of the Business Combination Agreement (the “Binance Company Warrant”) to Alphanest Holdings Ltd (the “Binance Warrantholder”), a company organized and existing under the laws of the United Arab Emirates, shall automatically be terminated and expire in exchange for the warrants issued by PubCo to the Binance Warrantholder (the “Binance PubCo Warrant”) that entitles the Binance Warrantholder to subscribe for a number of PubCo Class A Ordinary Shares equal to the number of the unsubscribed FDG Warrant Shares (as defined in the Binance PubCo Warrant) multiplied by the Exchange Ratio.

●	the warrants issued by First Digital on or around the date of the Business Combination Agreement (the “Noble Elite Company Warrant”) to Noble Elite Ltd (the “Noble Elite”), a company organized and existing under the laws of the Cayman Islands, shall automatically be terminated and expire in exchange for the warrants issued by PubCo to Noble Elite (the “Noble Elite PubCo Warrant”) that entitles Noble Elite to subscribe for a number of PubCo Class A Ordinary Shares equal to the number of the unsubscribed FDG Warrant Shares (as defined in the Noble Elite PubCo Warrant) multiplied by the Exchange Ratio.

●	PubCo shall issue 5,000,000 PubCo Class B Ordinary Shares to Mr. Vincent Chok as transaction bonus shares.

Termination

●	The Business Combination Agreement may be terminated by mutual written consent of First Digital and the Company and under certain circumstances, including, among other things: (i) by written notice from either First Digital or the Company to the other if any governmental authority has enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect and which has the effect of making the Acquisition Merger Closing or Reincorporation Merger Closing illegal or which otherwise prevents or prohibits consummation of either of the Mergers, other than any such restraint that is immaterial; (ii) by written notice to the Company from First Digital if the Acquiror Shareholder Approval (as defined in the Business Combination Agreement) has not been obtained by reason of the failure to obtain the required vote at the Acquiror Shareholders’ Meeting; (iii) by written notice to First Digital from the Company if there is any breach of any representation, warranty, covenant or agreement on the part of First Digital set forth in the Business Combination Agreement, except that, if such breach is curable by First Digital through the exercise of its reasonable best efforts within a certain period; (iv) by written notice from either First Digital or the Company to the other if the Acquisition Merger Closing has not occurred on or before the date that is six (6) months from the date of the Business Combination Agreement; (v) by written notice to First Digital from the Company if First Digital Shareholder Approval (as defined in the Business Combination Agreement) has not been obtained by reason of the failure to obtain the required vote at the Company Shareholders’ Meeting; or (vi) by written notice to the Company from First Digital if there is any breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Business Combination Agreement, except that, if such breach is curable by the Company through the exercise of its reasonable best efforts within a certain period.

Sponsor Support Agreement. Concurrently with the execution of the Business Combination Agreement, the Company, First Digital and the Sponsor entered into a sponsor support agreement, pursuant to which the Sponsor agreed, among other things, to vote all of its ordinary shares of the Company in favor of the Business Combination and the related proposals, and not to transfer or redeem its ordinary shares of the Company prior to the closing, subject to certain exceptions.

First Digital Shareholder Support Agreements; Lock-Up; Registration Rights. Concurrently with the execution of the Business Combination Agreement, Nemi, Mr. Vincent Chok and Noble Elite entered into shareholder support agreements pursuant to which they agreed, among other things, to vote their First Digital shares in favor of the Business Combination. At the closing, PubCo, the Sponsor and certain shareholders of First Digital will enter into a lock-up agreement and a registration rights agreement.

See Form 8-K filed with the SEC on October 7, 2026 for further discussion on the Business Combination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO that closed on August 28, 2025, and following the IPO, identifying a target company for a business combination and negotiating and entering into the Business Combination Agreement. We will generate non-operating income in the form of interest income on cash, cash equivalents, and treasury securities held in the Trust Account and dividend income on marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with the Business Combination.

For the three months ended September 30, 2026, we had net income of $1,567,467. Net income was comprised of $2,123,753 of interest income on Trust Account and $18,464 of interest income on money market mutual fund, offset by $534,363 of general, formation, and administrative expenses, $18,904 of insurance expense and $21,483 of listing fees. For the three months ended September 30, 2025, we had net income of $91,073. Net income was comprised of $876,657 of interest income on Trust Account, offset by $559,000 of share-based compensation expense, $210,041 of general, formation, and administrative expenses, $6,986 of insurance expense and $9,557 of listing fees.

For the nine months ended September 30, 2026, we had net income of $4,420,011. Net income was comprised of $6,281,687 of interest income on Trust Account and $65,774 of interest income on money market mutual fund, offset by $1,807,838 of general, formation, and administrative expenses, $56,096 of insurance expense and $63,516 of listing fees. For the nine months ended September 30, 2025, we had net loss of $1,189. Net loss was comprised of $559,000 of share-based compensation expense, $302,303 of general, formation, and administrative expenses, $6,986 of insurance expense and $9,557 of listing fees, offset by $876,657 of interest income on Trust Account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of IPO through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and $270,394 in borrowings under an unsecured promissory note from the Sponsor, which was repaid in full at the closing of the IPO. Following the IPO, our liquidity needs have been satisfied from the cash held outside our Trust Account generated from the net proceeds of the IPO and private placement.

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

We expect to incur significant costs in connection with the Business Combination, including legal, accounting, due diligence and other third-party expenses relating to the negotiation and consummation of the Business Combination and the preparation and filing of the registration statement on Form F-4 and related proxy statement/prospectus. Cash held outside the Trust Account may not be sufficient to fund such expenses, in which case we may need to obtain Working Capital Loans.

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

As of September 30, 2026 and December 31, 2025, we had $1,874,641 and $3,108,288 in cash and cash equivalents, respectively, and working capital of $1,161,164 and $2,973,730 respectively. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, if we are unable to complete our initial business combination by August 28, 2027, we will be required to cease all operations except for the purpose of winding up, redeem our public shares and thereafter liquidate and dissolve. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid in full on August 28, 2025 from the proceeds of the Initial Public Offering and private placement. Prior to repayment, the Company had borrowed $270,394, under the Promissory Note. The Company paid $272,716 to the Sponsor, resulting in an overpayment of $2,322 that was recorded as a related party receivable and repaid in full as of December 31, 2025. The Promissory note is no longer available for drawdown subsequent to the close of the Initial Public Offering. Accordingly, no amounts are outstanding under the Promissory Note as of September 30, 2026 and December 31, 2025.

Due to Related Party

The Sponsor transferred $35,000 in cash to the Company during the nine months ended September 30, 2026. In September 2026, the Company repaid the amount in full to the Sponsor. No amounts were due to related party as of September 30, 2026 and December 31, 2025.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended September 30, 2026 and 2025, the Company recorded $90,000 and $34,839, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the nine months ended September 30, 2026 and 2025, the Company recorded $270,000 and $34,839, respectively, and paid $270,000 and $0, respectively under the agreement for the period. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

Consulting Agreements

On November 10, 2025, the Company entered into consulting agreements with Ryan Gentry and Vikas Mittal (the “Consulting Agreements”) pursuant to which Mr. Gentry and Mr. Mittal agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreements, Mr. Gentry is entitled to a consulting fee of $12,500 per month plus expense reimbursement and Mr. Mittal is entitled to a consulting fee of $17,500 per month, payable at the end of each monthly period. The Consulting Agreements will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended September 30, 2026, the Company incurred $90,000 and paid $90,000 and for the nine months ended September 30, 2026, the Company incurred $272,695 and paid $242,695, resulting in an outstanding balance of $30,000 under the Consulting Agreements as of September 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Consulting Services Agreement

On March 18, 2026, the Audit Committee approved the substitution of Samara Capital Advisors, LLC (“SCA”) for Meteora Capital, LLC as the Company’s consulting services provider under the Company’s previously approved consulting arrangement, with SCA serving as contracting and payroll-processing agent for consulting personnel supporting the Company’s financial analysis, accounting, SEC reporting, transaction readiness, investor relations and Business Combination activities. SCA’s principals include Vikas Mittal, the Company’s Co-CEO and CFO, making SCA a related party under Item 404 of Regulation S-K. Amounts paid to SCA are direct pass-through reimbursement of staffing costs under the previously approved rate card, which was not modified by the substitution. For the three months ended September 30, 2026, the Company incurred $149,125 and paid $148,597 and for the nine months ended September 30, 2026, the Company incurred $249,533 and paid $199,632, resulting in an outstanding balance of $49,901 as of September 30, 2026 which is recorded to consulting services payable – related party on the condensed balance sheets. No amounts were outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $30,000 per month fee. For the three months ended September 30, 2026 and 2025, the Company recorded $90,000 and $34,839, respectively, and paid $90,000 and $0, respectively under the agreement for the period. For the nine months ended September 30, 2026 and 2025, the Company recorded $270,000 and $34,839, respectively, and paid $270,000 and $0, respectively under the agreement for the period. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the agreement.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026, as a result of the material weakness described below.

We identified a material weakness related to the fact that we currently lack properly designed, implemented and effectively operating controls as of September 30, 2026. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $230,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement dated October 6, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2026)
10.1	Company Shareholders Support Agreement dated October 6, 2026 by and between First Digital and Nemi Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2026)
10.2	Company Shareholders Support Agreement dated October 6, 2026 by and among First Digital, Vincent Chok, and Noble Elite Ltd (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2026)
10.3	Sponsor Support Agreement dated October 6, 2026 by and among the Company, First Digital and CSLM Acquisition Sponsor II, Ltd (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2026)
31.1*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSLM Digital Asset Acquisition Corp III, Ltd

November 6, 2026	By:	/s/ Vikas Mittal
		Name:	Vikas Mittal
		Title:	Chief Financial Officer and Co-Chief Executive Officer

November 6, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Co-Chief Executive Officer and Chief Investment Officer